Form 10QSB
period 1996-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1996-05-15
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1996

                Commission file number:  0-19838


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Minnesota                   41-1677062
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                         (612) 227-7333
                   (Issuer's telephone number)


                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  [X]       No

         Transitional Small Business Disclosure Format:

                     Yes            No  [X]




   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1996 and December 31, 1995

          Statements for the Periods ended March 31, 1996 and 1995:

             Income

             Cash Flows

             Changes in Partners' Capital

          Notes to Financial Statements

 Item 2.  Management's Discussion and Analysis

PART II.  Other Information

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security  Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                       1996          1995
CURRENT ASSETS:
   Cash and Cash Equivalents                      $ 1,006,437    $ 4,702,376
   Receivables                                        177,842        240,611
   Current Portion of Long-Term Note Receivable        25,630         26,614
                                                   -----------    -----------
        Total Current Assets                        1,209,909      4,969,601
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
   Land                                             6,181,822      5,025,530
   Buildings and Equipment                         12,621,922     10,210,833
   Property Acquisition Costs                           8,304         56,182
   Accumulated Depreciation                          (827,580)      (736,227)
                                                   -----------    -----------
        Net Investments in Real Estate             17,984,468     14,556,318
                                                   -----------    -----------
OTHER ASSETS:
   Long-Term Note Receivable - Net of Current Portion
                                                    1,514,620      1,522,211
                                                   -----------    -----------
               Total  Assets                      $20,708,997    $21,048,130
                                                   ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    25,788    $   102,248
   Distributions Payable                              423,191        499,106
                                                   -----------    -----------
        Total Current Liabilities                     448,979        601,354
                                                   -----------    -----------

MINORITY INTEREST                                   3,322,218      3,357,202

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (11,044)        (9,526)
   Limited Partners, $1,000 Unit value;
    30,000 Units authorized; 21,152
    Units issued, 21,121 Units outstanding         16,948,844     17,099,100
                                                   -----------    -----------
      Total Partners' Capital                      16,937,800     17,089,574
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $20,708,997    $21,048,130
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1996          1995

INCOME:
   Rent                                           $   461,510    $   603,198
   Investment Income                                   97,522         22,953
                                                   -----------    -----------
        Total Income                                  559,032        626,151
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             67,280         68,149
   Partnership Administration and Property
      Management - Unrelated Parties                   16,432         15,797
   Depreciation                                        91,353        106,106
                                                   -----------    -----------
        Total Expenses                                175,065        190,052
                                                   -----------    -----------

OPERATING INCOME                                      383,967        436,099

GAIN ON SALE OF REAL ESTATE                                 0         84,425

MINORITY INTEREST IN OPERATING INCOME                 (94,168)       (58,719)
                                                   -----------    -----------

NET INCOME                                        $   289,799    $   461,805
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $     2,898    $     4,618
   Limited Partners                                   286,901        457,187
                                                   -----------    -----------
                                                  $   289,799    $   461,805
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (21,121 and 21,152 weighted average Units
 outstanding in 1996 and 1995, respectively)      $     13.58    $     21.61
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                   $   289,799    $   461,805

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      91,353        106,106
     Gain on Sale of Real Estate                            0        (84,425)
     (Increase) Decrease in Receivables                62,769       (225,586)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (76,460)        14,795
     Increase in Unearned Rent                              0         12,916
     Minority Interest                                (34,984)       (12,590)
                                                   -----------    -----------
        Total Adjustments                              42,678       (188,784)
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          332,477        273,021
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                     (3,519,503)        (8,104)
    Proceeds from Sale of Real Estate                       0        279,943
    Payments Received on Long-Term Note Receivable      8,575              0
                                                   -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                       (3,510,928)       271,839
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable      (75,915)             1
    Distributions to Partners                        (441,573)      (520,791)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (517,488)      (520,790)
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                               (3,695,939)        24,070

CASH AND CASH EQUIVALENTS,
   beginning of period                              4,702,376      1,399,581
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS,
   end of period                                  $ 1,006,437    $ 1,423,651
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                  Limited
                                                                Partnership
                              General     Limited                  Units
                              Partners    Partners    Total     Outstanding


BALANCE, December 31, 1994  $ (11,223)  $16,931,123  $16,919,900   21,151.93

  Distributions                (5,208)     (515,583)    (520,791)

  Net Income                    4,618       457,187      461,805
                             ----------  -----------  ----------- -----------
BALANCE, March 31, 1995     $ (11,813)  $16,872,727  $16,860,914   21,151.93
                             ==========  ===========  =========== ===========


BALANCE, December 31, 1995  $  (9,526)  $17,099,100  $17,089,574   21,121.43

  Distributions                (4,416)     (437,157)    (441,573)

  Net Income                    2,898       286,901      289,799
                             ----------  -----------  ----------- ----------
BALANCE, March 31, 1996     $ (11,044)  $16,948,844  $16,937,800   21,121.43
                             ==========  ===========  =========== ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.



   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1996

                           (Unaudited)


(1) The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Net Lease Income & Growth Fund XIX Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XIX, Inc.
     (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc.
     (AEI) performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on May 31, 1991 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The Partnership's offering terminated February 5, 1993 when the extended offering period expired. The Partnership received subscriptions for 21,151.928 Limited Partnership Units ($21,151,928).

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $21,151,928, and $1,000, respectively. During the operation of the Partnership, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     Any Net Proceeds of Sale, as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 12% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Partners and 10% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of the Partnership's property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated in the same ratio as the last dollar of Net Cash Flow is distributed. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of the Partnership's property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Partners and 10% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

     The General Partners are not required to currently fund a deficit capital balance. Upon liquidation of the Partnership or withdrawal by a General Partner, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1% of total Limited Partners' and General Partners' capital contributions.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership's properties are all commercial, single-tenant buildings. For those properties in the table below which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at March 31, 1996 are as follows:

                                           Buildings and           Accumulated
Property                          Land       Equipment     Total   Depreciation

Taco Cabana, Houston, TX      $  334,414  $   212,908  $  547,322  $  33,119
Taco Cabana, San Antonio, TX     598,533      548,741   1,147,274     76,926
Taco Cabana, Waco, TX            323,707      496,012     819,719     34,985
Applebee's, Aurora, CO           425,212      767,193   1,192,405     49,107
Red Line Burger, Houston, TX           0      299,531     299,531     36,871
Red Line Burger, Houston, TX           0      303,629     303,629     37,331
Red Line Burger, Corpus Christi, TX    0      280,378     280,378     33,094
Applebee's, Crestwood, MO              0      803,418     803,418     83,706
Applebee's, Crestview Hills, KY  406,317      863,740   1,270,057     48,243
HomeTown Buffet, Tucson, AZ      417,651      357,356     775,007     33,254
Applebee's, Covington, LA        358,521      740,564   1,099,085     75,602
Rally's, Brownsville, TX               0      281,713     281,713     30,066
Rally's, Edinburg, TX                  0      281,762     281,762     30,072
Applebee's, Temple Terrace, FL   489,971      568,281   1,058,252     38,015
Applebee's, Beaverton, OR        636,972    1,123,107   1,760,079     92,774
Denny's, Apple Valley, CA        461,013      716,642   1,177,655     48,214
Taco Cabana, Round Rock, TX      157,826      591,884     749,710     36,447
Media Play, Apple Valley, MN     415,393      973,974   1,389,367      9,754
Garden Ridge, Pineville, NC    1,156,292    2,411,089   3,567,381          0
                               ---------   ----------  ----------  -----------
                              $6,181,822  $12,621,922 $18,803,744 $   827,580
                               =========   ==========   ==========  ===========

     On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge store in Pineville, North Carolina for $3,567,381. The property is leased to Garden Ridge, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

     Through March 31, 1996, the Partnership sold 87.2636% of its interest in the Applebee's restaurant in Aurora, Colorado in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,414,458 which resulted in a total net gain of $307,871. The total cost and related accumulated depreciation of the interests sold was $1,147,622 and $41,035, respectively. For the three months ended March 31, 1995, the net gain was $35,902.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     Through March 31, 1996, the Partnership sold 97.5942% of the Taco Cabana restaurant in Waco, Texas, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,105,332 which resulted in a total net gain of $337,012. The total cost and related accumulated depreciation of the interests sold was $799,998 and $31,678, respectively. For the three months ended March 31, 1995, the net gain was $48,523.

     Through March 31, 1996, the Partnership sold 59.2181% of the Applebee's restaurant in Temple Terrace, Florida, in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $817,370 which resulted in a total net gain of $205,414. The total cost and related accumulated depreciation of the interests sold was $626,678 and $14,722, respectively.

     Through March 31, 1996, the Partnership sold 67.8902% of the Applebee's restaurant in Crestview Hills, Kentucky, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,100,227 which resulted in a total net gain of $274,076. The total cost and related accumulated depreciation of the interests sold was $862,244 and $36,093, respectively.

     On April 26, 1996, the Partnership sold an additional 4.9867% interest in the Applebee's restaurant in Crestview Hills, Kentucky to an unrelated third party. The
     Partnership  received  net  sale proceeds  of  approximately
     $86,000  which  resulted  in  a net  gain  of  approximately
     $27,000.

     On April 5, 1996, the Partnership sold a 12.7585% interest in the HomeTown Buffet restaurant in Tucson, Arizona to an unrelated third party. The Partnership received net sale proceeds of approximately $201,000 which resulted in a net gain of approximately $44,000.

     The Partnership owns the above properties as tenants-in-common with the unrelated third parties. The management of the properties is governed by co-tenancy agreements between the Partnership and the unrelated third parties, which grant the Partnership the authority to control the management of the properties. For properties owned as tenants-in-common with third parties, other than affiliated partnerships, the Partnership accounts for its interest under the full consolidation method whereby the unrelated third parties' interests in the properties are reflected in the Partnership's financial statements as a minority interest. For purposes of financial reporting, the Partnership consolidates properties in which it is the controlling tenant-in-common despite having only a minority equity interest in the property.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On May 19, 1994, the Partnership acquired a 92.74194% interest in a SportsTown retail sporting goods megastore in Greensboro, North Carolina. The remaining interest in the property was purchased by AEI Fund Management XIX, Inc., the Partnership's Managing General Partner and an officer of the
     Managing  General  Partner.   The  property  is  leased   to
     SportsTown, Inc. under a Lease Agreement with a primary term
     of  20  years  and annual rental payments of $377,890.   The
     parties owned the property as tenants-in-common under a  co-
     tenancy  agreement.   On November 30, 1994,  the  Partnership
     entered into a written contract to sell this property.   The
     sale was completed in April, 1995. As a condition to the sale, the Partnership, and its affiliates, guaranteed and escrowed the next twelve months of rent ($377,890), in the event that the lessee fails to make the monthly rental payments. At March 31, 1996, the escrowed receivable balance is $28,475.

     The parties received net sale proceeds of $3,541,409, which resulted in a net gain of $454,849. At the time of sale, the cost and related accumulated depreciation was $3,143,311 and $56,751, respectively. The Partnership's share of the net sale proceeds and net gain was $3,284,233 and $419,619, respectively.

     On July 26, 1995, the Partnership sold the Black-Eyed Pea restaurant in Davie, Florida to Jackson Shaw Partners No. 51 Ltd., an affiliate of the lessee. The Partnership recognized net sale proceeds of $1,741,953 which resulted in a net loss of $8,574. At the time of sale, the cost and related accumulated depreciation was $1,781,075 and $30,548, respectively. As part of the sale proceeds, the Partnership received a Promissory Note from the buyer in the amount of $1,556,982.

     During the first three months of 1996 and the year ended 1995, the Partnership distributed net sale proceeds of $112,035 and $419,246, respectively, to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.25 and $19.63 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one of the Red Line Burger properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the base rent from the current annual rent of $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.5% of the amount by which gross receipts exceed $275,000. The lessee has agreed to pay all post-petition rents due and the Partnership's related administrative and legal expenses in nine monthly installments. At March 31, 1996, the balance due to the Partnership is $40,703. The Partnership is owed $47,152 of pre-petition rent related to these three properties, which was not accrued for financial reporting purposes due to the uncertainty of collection.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     The Partnership has tentatively agreed to amended Lease terms for the two Red Line Burger properties in Houston, Texas. The tentative agreement requires annual base rental payments of $15,000 and $21,000, effective March 1, 1996, and requires the lessee to pay 6.5% of the amount by which gross receipts exceed $275,000. As of March 31, 1996, the Partnership is owed $85,563 of pre-petition and post-petition rent related to the two Houston properties, which was not accrued for financial reporting purposes due to the uncertainty of collection. The Partnership is continuing to negotiate with the lessee regarding the collection of rents and other matters related to the properties.

     The Partnership has incurred net costs of $458,408 relating to the review of potential property acquisitions. Of these costs, $450,104 have been capitalized and allocated to land, building and equipment. The remaining costs of $8,304 have been capitalized and will be allocated to properties acquired subsequent to March 31, 1996.

(4)  Long-Term Note Receivable -

     The Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant as discussed in Note 4. The Note requires forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest is being charged on the Note at the rate of 10% on the outstanding principal balance. The Note is secured by the land, building and equipment. As of March 31, 1996, the outstanding principal due on the note was $1,540,250.

     Scheduled maturities of the long-term note receivable are as follows:

                       1996          $    18,038
                       1997               29,416
                       1998               32,497
                       1999            1,460,299
                                      -----------
                                     $ 1,540,250
                                      ===========

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the three months ended March 31, 1996 and 1995, total rental income, which includes the minority interests' share of rental income, was $461,510 and $603,198, respectively. The Partnership's share of this rental income was $348,443 and $531,698, respectively. During the same periods, the Partnership earned investment income of $97,522 and $22,953, respectively. In 1996, the Partnership's share of rental income decreased mainly as a result of the property sales and the Rally's situation discussed below. The decrease in rental income was partially offset by rent increases on nine properties and additional investment income earned on the net proceeds from the property sales.

        In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one of the Red Line Burger properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the base rent from the current annual rent of $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.5% of the amount by which gross receipts exceed $275,000. The lessee has agreed to pay all post-petition rents due and the Partnership's related administrative and legal expenses. The Partnership is owed $47,152 of pre-petition rent related to these three properties, which was not accrued for financial reporting purposes due to the uncertainty of collection.

        The Partnership has tentatively agreed to amended Lease terms for the two Red Line Burger properties in Houston, Texas. The tentative agreement requires annual base rental payments of $15,000 and $21,000, effective March 1, 1996, and requires the lessee to pay 6.5% of the amount by which gross receipts exceed $275,000. As of March 31, 1996, the Partnership is owed $85,563 of pre-petition and post-petition rent related to the two Houston properties, which was not accrued for financial reporting purposes due to the uncertainty of collection. The Partnership is continuing to negotiate with the lessee regarding the collection of rents and other matters related to the properties.

       During the three months ended March 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $67,280 and $68,149, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,432 and $15,797, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1996, the Partnership's annualized cash distribution rate was 8.55%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. It is expected that increases in sales volumes of the tenants due to inflation and real sales growth, will result in an increase in rental income over the term of the leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

      During the first three months of 1996, the Partnership's cash balances decreased $3,695,939 mainly as a result of reinvesting net sale proceeds in an additional property as discussed below. For the three months ended March 31, net cash provided by operating activities increased from $273,021 in 1995 to $332,477 in 1996. During the same periods, net income before depreciation and gain on sale of real estate decreased from $483,486 in 1995 to $381,152 mainly as the result of a decrease in revenues as a result of the property sales discussed below. Timing differences in the collection of payments from the lessees and the payment of expenses resulted in an increase in net cash provided by operating activities from 1995 to 1996.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In the three months ended March 31, 1996 and 1995, the Partnership generated cash flow from the sale of real estate, as discussed below, of $0 and $279,943, respectively. During the same periods, the Partnership expended $3,519,503 and $8,104, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership continued to reinvest the cash generated from the property sales.

        On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge store in Pineville, North Carolina for $3,567,381. The property is leased to Garden Ridge, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

        Through March 31, 1996, the Partnership sold 87.2636% of its interest in the Applebee's restaurant in Aurora, Colorado in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,414,458 which resulted in a total net gain of $307,871. The total cost and related accumulated depreciation of the interests sold was $1,147,622 and $41,035, respectively. For the three months ended March31, 1995, the net gain was $35,902.

        Through March 31, 1996, the Partnership sold 97.5942% of the Taco Cabana restaurant in Waco, Texas, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,105,332 which resulted in a total net gain of $337,012. The total cost and related accumulated depreciation of the interests sold was $799,998 and $31,678, respectively. For the three months ended March 31, 1995, the net gain was $48,523.

        Through March 31, 1996, the Partnership sold 59.2181% of the Applebee's restaurant in Temple Terrace, Florida, in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $817,370 which resulted in a total net gain of $205,414. The total cost and related accumulated depreciation of the interests sold was $626,678 and $14,722, respectively.

        Through March 31, 1996, the Partnership sold 67.8902% of the Applebee's restaurant in Crestview Hills, Kentucky, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,100,227 which resulted in a total net gain of $274,076. The total cost and related accumulated depreciation of the interests sold was $862,244 and $36,093, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On April 26, 1996, the Partnership sold an additional 4.9867% interest in the Applebee's restaurant in Crestview Hills, Kentucky to an unrelated third party. The Partnership received net sale proceeds of approximately $86,000 which resulted in a net gain of approximately $27,000.

       On April 5, 1996, the Partnership sold a 12.7585% interest in the HomeTown Buffet restaurant in Tucson, Arizona to an unrelated third party. The Partnership received net sale proceeds of approximately $201,000 which resulted in a net gain of approximately $44,000.

        The Partnership owns the above properties as tenants-in-common with the unrelated third parties. The management of the properties is governed by co-tenancy agreements between the Partnership and the unrelated third parties, which grant the
Partnership the authority to control the management of the properties. For all properties owned as tenants-in-common with third parties, other than affiliated partnerships, the Partnership accounts for its interest under the full consolidation method whereby the unrelated third parties' interests in the properties are reflected in the Partnership's financial statements as a minority interest.

        On May 19, 1994, the Partnership acquired a 92.74194% interest in a SportsTown retail sporting goods megastore in
Greensboro,  North  Carolina.   The  remaining  interest  in  the
property  was  purchased by AEI Fund Management  XIX,  Inc.,  the
Partnership's Managing General Partner and an officer of the Managing General Partner. The property is leased to SportsTown, Inc. under a Lease Agreement with a primary term of 20 years and
annual  rental  payments  of $377,890.   The  parties  owned  the
property as tenants-in-common under a co-tenancy agreement.   The
Partnership   accounts   for  its   interest   using   the   full
consolidation  method.   On  November 30,  1994,  the  Partnership
entered into a written contract to sell this property. The sale was completed in April, 1995. As a condition to the sale, the Partnership, and its affiliates, guaranteed and escrowed the next twelve months of rent ($377,890), in the event that the lessee fails to make the monthly rental payments. At March31, 1996, the escrowed receivable balance is $28,475.

        The parties received net sale proceeds of $3,541,409, which resulted in a net gain of $454,849. At the time of sale, the cost and related accumulated depreciation was $3,143,311 and $56,751, respectively. The Partnership's share of the net sale proceeds and net gain was $3,284,233 and $419,619, respectively.

        On July 26, 1995, the Partnership sold the Black-Eyed Pea restaurant in Davie, Florida to Jackson Shaw Partners No. 51 Ltd., an affiliate of the lessee. The Partnership recognized net sale proceeds of $1,741,953 which resulted in a net loss of $8,574. At the time of sale, the cost and related accumulated depreciation was $1,781,075 and $30,548, respectively. As part of the sale proceeds, the Partnership received a Promissory Note from the buyer in the amount of $1,556,982.

        During the first three months of 1996 and the year ended 1995, the Partnership distributed net sale proceeds of $112,035 and $419,246, respectively, to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.25 and $19.63 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In the first three months of 1995, the Partnership made distributions at an 9.75% rate which resulted in distributions to the Partners of $520,791. Effective January 1, 1996, the distribution rate was reduced to 8.55% which resulted in distributions of $441,573 to the Partners for the first three months of 1996.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

        During, 1995, three Limited Partners redeemed a total  of
30.5 Partnership Units for $25,466 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a.  Exhibits -
                                          Description

                 10.1  Purchase Agreement  dated
                       April  4,  1996  between the  Partnership,
                       Larry Z. White and Mary J. White relating to the property at 330 South Wilmot Road, Tucson, Arizona.

                 10.2  Property   Co-Tenancy
                       Ownership  Agreement dated April  5,  1996
                       between  the Partnership, Larry  Z.  White
                       and   Mary  J.  White  relating   to   the
                       property   at   330  South  Wilmot   Road,
                       Tucson, Arizona.

                 10.3  Purchase Agreement  dated
                       April  19,  1996  between the  Partnership
                       and   the   Gummersheimer   Living   Trust
                       relating  to the property at 30  Crestview
                       Hills    Mall   Road,   Crestview   Hills,
                       Kentucky.

                 10.4  Property   Co-Tenancy
                       Ownership Agreement dated April  26,  1996
                       between    the   Partnership    and    the
                       Gummersheimer Living Trust relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky.

           b. Reports filed on Form 8-K - See previously filed report dated March 28, 1996.



                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1996          AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                       Robert P. Johnson
                                       President



                              By:  /s/ Mark E. Larson
                                       Mark E. Larson
                                       Chief Financial Officer