Form 10QSB
period 1996-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1996-08-13
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1996

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1996 and  December  31, 1995

          Statements for the Periods ended June 30, 1996 and 1995:

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

                          BALANCE SHEET

               JUNE 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                         1996           1995
CURRENT ASSETS:
  Cash and Cash Equivalents                         $  1,693,522   $  4,702,376
  Receivables                                            128,807        240,611
  Current Portion of Long-Term Note Receivable            28,187         26,614
                                                      -----------    -----------
        Total Current Assets                           1,850,516      4,969,601
                                                      -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                 6,184,989      5,025,530
  Buildings and Equipment                             12,628,526     10,210,833
  Property Acquisition Costs                              20,960         56,182
  Accumulated Depreciation                              (913,388)      (736,227)
                                                      -----------    -----------
        Net Investments in Real Estate                17,921,087     14,556,318
                                                      -----------    -----------
OTHER ASSETS:
  Long-Term Note Receivable-Net of Current Portion     1,507,663      1,522,211
                                                      -----------    -----------
               Total  Assets                        $ 21,279,266   $ 21,048,130
                                                     ===========     ===========

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.             $     43,742    $   102,248
   Distributions Payable                                 420,842        499,106
   Unearned Rent                                          41,299              0
                                                      -----------    -----------
        Total Current Liabilities                        505,883        601,354
                                                      -----------    -----------

MINORITY INTEREST                                      3,745,987      3,357,202

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                      (10,148)        (9,526)
   Limited Partners, $1,000 Unit value;
    30,000 Units authorized; 21,152
    Units issued, 21,121 Units outstanding            17,037,544     17,099,100
                                                     ------------    -----------
        Total Partners' Capital                       17,027,396     17,089,574
                                                     ------------    -----------
           Total Liabilities and Partners' Capital  $ 21,279,266   $ 21,048,130
                                                     ============    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Second Quarter Ended      Six Months Ended
                                 6/30/96     6/30/95     6/30/96     6/30/95

INCOME:
   Rent                        $ 578,398   $ 529,014   $ 1,039,908  $ 1,132,212
   Investment Income              57,485      65,779       155,007       88,732
                                ---------   ---------   ----------    ---------
        Total Income             635,883     594,793     1,194,915    1,220,944
                                ---------   ---------   ----------    ---------

EXPENSES:
   Partnership Administration-
    Affiliates                    47,404      62,840       114,684      130,989
   Partnership Administration
    and Property Management -
    Unrelated Parties             16,624       8,871        33,056       24,668
   Depreciation                  111,490      93,202       202,843      199,308
                                ---------   ---------   ----------   ----------
        Total Expenses           175,518     164,913       350,583      354,965
                                ---------   ---------   ----------   ----------

OPERATING INCOME                 460,365     429,880       844,332      865,979

GAIN ON SALE OF REAL ESTATE      171,013     629,035       171,013      713,460

MINORITY INTEREST IN
NET INCOME                      (102,559)    (98,732)     (196,727)    (157,451)
                                ---------   ---------   ----------   ----------

NET INCOME                     $ 528,819   $ 960,183   $   818,618  $ 1,421,988
                                =========   =========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners            $   5,288   $   9,602   $     8,186  $    14,220
   Limited Partners              523,531     950,581       810,432    1,407,768
                                ---------   ---------   ----------   ----------
                               $ 528,819   $ 960,183   $   818,618  $ 1,421,988
                                =========   =========   ==========   ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (21,121 and 21,152, weighted average
   Units outstanding in 1996 and 1995,
   respectively)               $   24.79   $   44.94   $    38.37   $     66.55
                                =========   =========   =========    ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                   $   818,618     $ 1,421,988

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     202,843         199,308
     Gain on Sale of Real Estate                     (171,013)       (713,460)
     (Increase) Decrease in Receivables               111,804        (411,777)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (58,506)         11,015
     Increase in Unearned Rent                         41,299          11,458
     Minority Interest                                (57,636)         24,650
                                                   -----------     -----------
        Total Adjustments                              68,791        (878,806)
                                                   -----------     -----------
        Net Cash Provided By
        Operating Activities                          887,409         543,182
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                    (3,541,930)        (42,367)
     Proceeds from Sale of Real Estate,
      Net of Minority Interest                        591,752       4,211,586
     Payments Received on Long-Term Note Receivable    12,975               0
                                                   -----------     -----------
        Net Cash Provided By (Used For)
        Investing Activities                       (2,937,203)      4,169,219
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (78,264)              0
   Distributions to Partners                         (880,796)     (1,041,582)
                                                   -----------     -----------
        Net Cash Used For
        Financing Activities                         (959,060)     (1,041,582)
                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                              (3,008,854)      3,670,819

CASH AND CASH EQUIVALENTS, beginning of period      4,702,376       1,399,581
                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, end of period          $ 1,693,522     $ 5,070,400
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994  $ (11,223)  $ 16,931,123  $ 16,919,900  21,151.93

  Distributions               (10,416)    (1,031,166)   (1,041,582)

  Net Income                   14,220      1,407,768     1,421,988
                             ---------   -----------   ----------- ----------
BALANCE, June 30, 1995      $  (7,419)  $ 17,307,725  $ 17,300,306  21,151.93
                             =========   ===========   =========== ==========


BALANCE, December 31, 1995  $  (9,526)  $ 17,099,100  $ 17,089,574  21,121.43

  Distributions                (8,808)      (871,988)     (880,796)

  Net Income                    8,186        810,432       818,618
                             ---------   -----------   ----------- ----------
BALANCE, June 30, 1996      $ (10,148)  $ 17,037,544  $ 17,027,396  21,121.43
                             =========   ===========   =========== ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.



   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1996

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

(3)  Investments in Real Estate -

     In  1995,  the  Partnership elected early  adoption  of  the
     Statement  of  Financial  Accounting  Standards   No.   121,
     "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying
     amount   of   the  property,  the  Statement  requires   the
     Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement is not expected to have a material effect on the Partnership's financial statements.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     The Partnership's properties are all commercial, single-tenant buildings. For those properties in the table below which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at June 30, 1996 are as follows:

                                          Buildings and            Accumulated
Property                        Land        Equipment      Total   Depreciation

Taco Cabana, Houston, TX     $   334,414  $   212,908  $   547,322  $   34,893
Taco Cabana, San Antonio, TX     598,533      548,741    1,147,274      81,684
Taco Cabana, Waco, TX            323,707      496,012      819,719      39,238
Applebee's, Aurora, CO           425,212      767,193    1,192,405      55,982
Red Line Burger, Houston, TX           0      299,531      299,531      39,821
Red Line Burger, Houston, TX           0      303,629      303,629      40,318
Red Line Burger, Corpus Christi, TX    0      280,378      280,378      35,852
Applebee's, Crestwood, MO              0      803,418      803,418      90,780
Applebee's, Crestview Hills, KY  406,317      863,740    1,270,057      40,524
HomeTown Buffet, Tucson, AZ      417,651      357,356      775,007      29,079
Applebee's, Covington, LA        358,521      740,564    1,099,085      82,373
Rally's, Brownsville, TX               0      281,713      281,713      32,842
Rally's, Edinburg, TX                  0      281,762      281,762      32,847
Applebee's, Temple Terrace, FL   489,971      568,281    1,058,252      40,023
Applebee's, Beaverton, OR        636,972    1,123,107    1,760,079     102,714
Denny's, Apple Valley, CA        461,013      716,642    1,177,655      54,503
Taco Cabana, Round Rock, TX      157,826      591,884      749,710      41,654
Media Play, Apple Valley, MN     415,393      973,974    1,389,367      18,114
Garden Ridge, Pineville, NC    1,159,459    2,417,693    3,577,152      20,147
                              -----------  -----------  -----------  ---------
                             $ 6,184,989  $12,628,526  $18,813,515   $ 913,388
                              ===========  ===========  ===========   =========

     On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge store in Pineville, North Carolina for $3,577,152. The property is leased to Garden Ridge, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     Through June 30, 1996, the Partnership sold 87.2636% of its interest in the Applebee's restaurant in Aurora, Colorado in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,414,458 which resulted in a total net gain of $307,871. The total cost and related accumulated depreciation of the interests sold was $1,147,622 and $41,035, respectively. For the six months ended June 30, 1995, the net gain was $166,392.

     Through June 30, 1996, the Partnership sold 97.5942% of the Taco Cabana restaurant in Waco, Texas, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,105,332 which resulted in a total net gain of $337,012. The total cost and related accumulated depreciation of the interests sold was $799,998 and $31,678, respectively. For the six months ended June 30, 1995, the net gain was $92,219.

     Through June 30, 1996, the Partnership sold 64.9351% of the Applebee's restaurant in Temple Terrace, Florida, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $904,489 which resulted in a total net gain of $235,298. The total cost and related accumulated depreciation of the interests sold was $687,179 and $17,988, respectively. For the six months ended June 30, 1996, the net gain was $29,884.

     Through June 30, 1996, the Partnership sold 85.3437% of the Applebee's restaurant in Crestview Hills, Kentucky, in eight separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,403,503 which resulted in a total net gain of $370,946. The total cost and related accumulated depreciation of the interests sold was $1,083,913 and $51,356, respectively. For the six months ended June 30, 1996, the net gain was $96,870.

     On April 5, 1996, the Partnership sold a 12.7585% interest in the HomeTown Buffet restaurant in Tucson, Arizona to an unrelated third party. The Partnership received net sale proceeds of $201,357 which resulted in a net gain of $44,259. The total cost and related accumulated depreciation of the interest sold was $164,251 and $7,153, respectively.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On May 19, 1994, the Partnership acquired a 92.74194% interest in a SportsTown retail sporting goods megastore in Greensboro, North Carolina. The remaining interest in the property was purchased by AEI Fund Management XIX, Inc., the Partnership's Managing General Partner and an officer of the Managing General Partner. The property is leased to SportsTown, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $377,890. The parties owned the property as tenants-in-common under a co-tenancy agreement. On November 30, 1994, the Partnership entered into a written contract to sell this property. The sale was completed in April, 1995. As a condition to the sale, the Partnership, and its affiliates, guaranteed and escrowed the next twelve months of rent ($377,890), in the event that the lessee failed to make the monthly rental payments. The lessee made the monthly rental payments, and the escrowed rent was released to the Partnership and its affiliates.

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

     In July, 1996, the Partnership entered into an agreement to sell the Taco Cabana restaurant in Round Rock, Texas to an unrelated third party. The net sale price will be approximately $965,000 which will result in a net gain of approximately $261,000. The Partnership anticipates the sale will close on September 20, 1996.

     During the first six months of 1996 and the year 1995, the Partnership distributed net sale proceeds of $112,035 and $419,246 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.25 and $19.63 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one of the Red Line Burger properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the base rent from the current annual rent of $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.5% of the amount by which gross receipts exceed $275,000. The lessee has agreed to pay all post-petition rents due and the Partnership's related administrative and legal expenses in nine monthly installments. At June 30, 1996, the balance due to the Partnership is $47,000. The Partnership is owed $47,152 of pre-petition rent related to these three properties, which was not accrued for financial reporting purposes due to the uncertainty of collection.

     The Partnership has tentatively agreed to amended Lease terms for the two Red Line Burger properties in Houston, Texas. The tentative agreement requires annual base rental payments of $15,000 and $21,000, effective March 1, 1996, and requires the lessee to pay 6.5% of the amount by which gross receipts exceed $275,000. As of June 30, 1996, the Partnership is owed $82,563 of pre-petition rent related to the two Houston properties, which was not accrued for financial reporting purposes due to the uncertainty of collection. The Partnership is continuing to negotiate with the lessee regarding the collection of rents and other matters related to the properties.

     The Partnership has incurred net costs of $480,835 relating to the review of potential property acquisitions. Of these costs, $459,875 have been capitalized and allocated to land, building and equipment. The remaining costs of $20,960 have been capitalized and will be allocated to properties acquired subsequent to June 30, 1996.

(4)  Long-Term Note Receivable -

     The Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant as discussed in Note 3. The Note requires forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest is being charged on the Note at the rate of 10% on the outstanding principal balance. The Note is secured by the land, building and equipment. As of June 30, 1996, the outstanding principal due on the note was $1,535,850.

     Scheduled maturities of the long-term note receivable are as follows:

                       1996          $    13,638
                       1997               29,416
                       1998               32,497
                       1999            1,460,299
                                      -----------
                                     $ 1,535,850
                                      ===========


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1996 and 1995, total rental income, which includes the minority interests' share of rental income, was $1,039,908 and $1,132,212, respectively. The Partnership's share of this rental income was $804,466 and $984,679, respectively. During the same periods, the Partnership earned investment income of $155,007 and $88,732, respectively. In 1996, the Partnership's share of rental income decreased mainly as a result of the property sales and the Rally's situation discussed below. The decrease in rental income was partially offset by rent received on two subsequent property acquisitions, rent increases on twelve properties and additional investment income earned on the net proceeds from the property sales.

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

        The Partnership has tentatively agreed to amended Lease terms for the two Red Line Burger properties in Houston, Texas. The tentative agreement requires annual base rental payments of $15,000 and $21,000, effective March 1, 1996, and requires the lessee to pay 6.5% of the amount by which gross receipts exceed $275,000. As of June 30, 1996, the Partnership is owed $82,563 of pre-petition and post-petition rent related to the two Houston properties, which was not accrued for financial reporting purposes due to the uncertainty of collection. The Partnership is continuing to negotiate with the lessee regarding the collection of rents and other matters related to the properties.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $114,684 and $130,989, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $33,056 and $24,668, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 1996, the Partnership's annualized cash distribution rate was 8.55%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

      During the first six months of 1996, the Partnership's cash balances decreased $3,008,854 mainly as a result of reinvesting net sale proceeds in an additional property as discussed below. For the six months ended June 30, net cash provided by operating activities increased from $543,182 in 1995 to $887,409 in 1996. During the same periods, net income before depreciation and gain on sale of real estate decreased from $907,836 in 1995 to $850,448 mainly as the result of a decrease in revenues as a result of the property sales discussed below. Timing differences in the collection of payments from the lessees and the payment of expenses resulted in an increase in net cash provided by operating activities from 1995 to 1996.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In the six months ended June 30, 1996 and 1995, the Partnership generated cash flow from the sale of real estate, as discussed below, of $591,752 and $4,211,586, respectively. During the same periods, the Partnership expended $3,541,930 and $42,367, respectively, to invest in real properties (inclusive of acquisition expenses), as the
Partnership continued to reinvest the cash generated from the property sales.

        On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge store in Pineville, North Carolina for $3,577,152. The property is leased to Garden Ridge, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through June 30, 1996, the Partnership sold 87.2636% of its interest in the Applebee's restaurant in Aurora, Colorado in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,414,458 which resulted in a total net gain of $307,871. The total cost and related accumulated depreciation of the interests sold was $1,147,622 and $41,035, respectively. For the six months ended June 30, 1995, the net gain was $166,392.

        Through June 30, 1996, the Partnership sold 97.5942% of the Taco Cabana restaurant in Waco, Texas, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,105,332 which resulted in a total net gain of $337,012. The total cost and related accumulated depreciation of the interests sold was $799,998 and $31,678, respectively. For the six months ended June 30, 1995, the net gain was $92,219.

        Through June 30, 1996, the Partnership sold 64.9351% of the Applebee's restaurant in Temple Terrace, Florida, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $904,489 which resulted in a total net gain of $235,298. The total cost and related accumulated depreciation of the interests sold was $687,179 and $17,988, respectively. For the six months ended June 30, 1996, the net gain was $29,884.

        Through June 30, 1996, the Partnership sold 85.3437% of the Applebee's restaurant in Crestview Hills, Kentucky, in eight separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,403,503 which resulted in a total net gain of $370,946. The total cost and related accumulated depreciation of the interests sold was $1,083,913 and $51,356, respectively. For the six months ended June 30, 1996, the net gain was $96,870.

       On April 5, 1996, the Partnership sold a 12.7585% interest in the HomeTown Buffet restaurant in Tucson, Arizona to an unrelated third party. The Partnership received net sale proceeds of $201,357 which resulted in a net gain of $44,259. The total cost and related accumulated depreciation of the interest sold was $164,251 and $7,153, respectively.

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

        On May 19, 1994, the Partnership acquired a 92.74194% interest in a SportsTown retail sporting goods megastore in Greensboro, North Carolina. The remaining interest in the property was purchased by AEI Fund Management XIX, Inc., the
Partnership's Managing General Partner and an officer of the Managing General Partner. The property is leased to SportsTown, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $377,890. The parties owned the property as tenants-in-common under a co-tenancy agreement. The Partnership accounts for its interest using the full consolidation method. On November 30, 1994, the Partnership entered into a written contract to sell this property. The sale was completed in April, 1995. As a condition to the sale, the Partnership, and its affiliates, guaranteed and escrowed the next twelve months of rent ($377,890), in the event that the lessee failed to make the monthly rental payments. The lessee made the monthly rental payments, and the escrowed rent was released to the Partnership and its affiliates.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        In July, 1996, the Partnership entered into an agreement to sell the Taco Cabana restaurant in Round Rock, Texas to an unrelated third party. The net sale price will be approximately $965,000 which will result in a net gain of approximately $261,000. The Partnership anticipates the sale will close on September 20, 1996.

       During the first six months of 1996 and the year 1995, the Partnership distributed net sale proceeds of $112,035 and $419,246 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.25 and $19.63 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In the first six months of 1995, the Partnership made distributions at an 9.75% rate which resulted in distributions to the Partners of $1,041,582. Effective January 1, 1996, the distribution rate was reduced to 8.55% which resulted in distributions of $880,796 to the Partners for the first six months of 1996.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits -
                                     Description

                 10.1 Purchase Agreement dated April 18, 1996 between the Partnership and Marshall Kilduff relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky.

                 10.2 Property Co-Tenancy Ownership Agreement dated May 15, 1996 between the Partnership and Marshall Kilduff relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky.

                 10.3 Purchase Agreement dated May 28, 1996 between the Partnership and Janet Y. Thompson relating to the property at Terrace Walk Shopping Plaza, 56th Street and Fowler Avenue, Temple
                       Terrace, Florida.

                 10.4 Property Co-Tenancy Ownership Agreement dated June 7, 1996 between the Partnership and Janet Y.
                       Thompson  relating  to  the  property   at
                       Terrace Walk Shopping Plaza, 56th Street and Fowler Avenue, Temple Terrace, Florida.

                 10.5 Purchase Agreement dated July 16, 1996 between the Partnership and Tom Bibleheimer relating to the property at 2101 S. IH-35, Round Rock, Texas.

                 27    Financial Data Schedule  for  period
                       ended June 30, 1996.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

             b.  Reports filed on Form 8-K  - During the quarter ended June
                                              30, 1996, the Partnership filed
                                              a Form 8-K, dated March 28,
                                              1996 reporting the acquisition
                                              of the Garden Ridge store in
                                              Pineville, North Carolina.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 12, 1996       AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President
                                     (Principal Executive Officer)



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)