Form 10QSB
period 1996-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1996-11-14
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1996

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1996 and December 31, 1995

         Statements for the Periods ended September 30, 1996 and 1995:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                        1996         1995
CURRENT ASSETS:
   Cash and Cash Equivalents                        $  1,660,008  $  4,702,376
   Receivables                                           126,484       240,611
   Current Portion of Long-Term Note Receivable           28,797        26,614
                                                      -----------   -----------
        Total Current Assets                           1,815,289     4,969,601
                                                      -----------   -----------
INVESTMENTS IN REAL ESTATE:
   Land                                                6,184,989     5,025,530
   Buildings and Equipment                            12,628,526    10,210,833
   Property Acquisition Costs                             25,546        56,182
   Accumulated Depreciation                           (1,024,890)     (736,227)
                                                      -----------   -----------
        Net Investments in Real Estate                17,814,171    14,556,318
                                                      -----------   -----------
OTHER ASSETS:
   Long-Term Note Receivable - Net of Current Portion  1,500,524     1,522,211
                                                      -----------   -----------
            Total Assets                             $21,129,984   $21,048,130
                                                      ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.              $    23,898   $   102,248
   Distributions Payable                                 420,940       499,106
   Unearned Rent                                          41,299             0
                                                      -----------   -----------
        Total Current Liabilities                        486,137       601,354
                                                      -----------   -----------

MINORITY INTEREST                                      3,724,715     3,357,202

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                      (11,231)       (9,526)
   Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 21,152
   Units  issued,  21,121  Units outstanding          16,930,363    17,099,100
                                                      -----------   -----------
        Total Partners' Capital                       16,919,132    17,089,574
                                                      -----------   -----------
          Total Liabilities and Partners' Capital    $21,129,984   $21,048,130
                                                      ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                               Three Months Ended       Nine Months Ended
                               9/30/96    9/30/95       9/30/96     9/30/95

INCOME:
 Rent                        $  571,430  $  373,143  $ 1,611,338  $ 1,505,355
 Investment Income               58,943     107,801      213,950      196,533
                              ----------  ----------  -----------  -----------
        Total Income            630,373     480,944    1,825,288    1,701,888
                              ----------  ----------  -----------  -----------

EXPENSES:
 Partnership Administration -
   Affiliates                    60,617      63,185      175,301      194,174
 Partnership Administration
   and Property Management -
   Unrelated Parties             19,823      10,377       52,879       35,045
 Depreciation                   111,502      77,900      314,345      277,208
                              ----------  ----------  -----------  -----------
        Total Expenses          191,942     151,462      542,525      506,427
                              ----------  ----------  -----------  -----------

OPERATING INCOME                438,431     329,482    1,282,763    1,195,461

GAIN ON SALE OF REAL ESTATE           0     112,050      171,013      825,510

MINORITY INTEREST IN
NET INCOME                     (107,472)    (77,028)    (304,199)    (234,479)
                              ----------  ----------  -----------  -----------

NET INCOME                   $  330,959  $  364,504  $ 1,149,577  $ 1,786,492
                              ==========  ==========  ===========  ===========

NET INCOME ALLOCATED:
   General Partners          $    3,309  $    3,645  $    11,495  $    17,865
   Limited Partners             327,650     360,859    1,138,082    1,768,627
                              ----------  ----------  -----------  -----------
                             $  330,959  $  364,504  $ 1,149,577  $ 1,786,492
                              ==========  ==========  ===========  ===========
NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (21,121 and 21,152 weighted average
 Units outstanding in 1996 and 1995,
 respectively)               $   15.51   $   17.07   $    53.88   $    83.62
                              ==========  ==========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                     $  1,149,577  $  1,786,492

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        314,345       277,208
     Gain on Sale of Real Estate                        (171,013)     (825,510)
     (Increase) Decrease in Receivables                  114,127      (250,151)
     Decrease in Payable to
        AEI Fund Management, Inc.                        (78,350)       (8,405)
     Increase in Unearned Rent                            41,299        11,860
     Minority Interest                                   (78,908)       10,465
                                                      -----------   -----------
        Total Adjustments                                141,500      (784,533)
                                                      -----------   -----------
        Net Cash Provided By
        Operating Activities                           1,291,077     1,001,959
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                       (3,546,516)      (68,071)
     Proceeds from Sale of Real Estate
       Net of Minority Interest                          591,752     4,850,088
     Payments Received on Long-Term Note Receivable       19,504         1,801
                                                      -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                          (2,935,260)    4,783,818
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                     (78,166)            0
   Distributions to Partners                          (1,320,019)   (1,562,374)
                                                      -----------   -----------
        Net Cash Used For
        Financing Activities                          (1,398,185)   (1,562,374)
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    (3,042,368)    4,223,403

CASH AND CASH EQUIVALENTS, beginning of period         4,702,376     1,399,581
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, end of period             $ 1,660,008   $ 5,622,984
                                                      ===========   ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING ACTVITIES:
  Note Receivable Acquired in Sale
  of Property (Note 3)                               $ 1,556,982
                                                      ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994   $ (11,223)  $16,931,123  $16,919,900    21,151.93

  Distributions                (15,624)   (1,546,750)  (1,562,374)

  Net Income                    17,865     1,768,627    1,786,492
                              ---------   -----------  -----------  -----------
BALANCE, September 30, 1995  $  (8,982)  $17,153,000  $17,144,018    21,151.93
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1995   $  (9,526)  $17,099,100  $17,089,574    21,121.43

  Distributions                (13,200)   (1,306,819)  (1,320,019)

  Net Income                    11,495     1,138,082    1,149,577
                              ---------   -----------  -----------  -----------
BALANCE, September 30, 1996  $ (11,231)  $16,930,363  $16,919,132    21,121.43
                              =========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     The Partnership's properties are all commercial, single-tenant buildings. For those properties in the table below which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at September 30, 1996 are as follows:

                                        Buildings and             Accumulated
Property                         Land     Equipment       Total   Depreciation

Taco Cabana, Houston, TX     $   334,414 $   212,908   $   547,322 $    36,668
Taco Cabana, San Antonio, TX     598,533     548,741     1,147,274      86,443
Taco Cabana, Waco, TX            323,707     496,012       819,719      43,495
Applebee's, Aurora, CO           425,212     767,193     1,192,405      62,858
Red Line Burger, Houston, TX           0     299,531       299,531      42,770
Red Line Burger, Houston, TX           0     303,629       303,629      43,304
Red Line Burger, Corpus Christi, TX    0     280,378       280,378      38,609
Applebee's, Crestwood, MO              0     803,418       803,418      97,854
Applebee's, Crestview Hills, KY  406,317     863,740     1,270,057      48,077
HomeTown Buffet, Tucson, AZ      417,651     357,356       775,007      32,057
Applebee's, Covington, LA        358,521     740,564     1,099,085      89,143
Rally's, Brownsville, TX               0     281,713       281,713      35,617
Rally's, Edinburg, TX                  0     281,762       281,762      35,623
Applebee's, Temple Terrace, FL   489,971     568,281     1,058,252      45,296
Applebee's, Beaverton, OR        636,972   1,123,107     1,760,079     112,654
Denny's, Apple Valley, CA        461,013     716,642     1,177,655      60,792
Taco Cabana, Round Rock, TX      157,826     591,884       749,710      46,860
Media Play, Apple Valley, MN     415,393     973,974     1,389,367      26,475
Garden Ridge, Pineville, NC    1,159,459   2,417,693     3,577,152      40,295
                              ----------  ----------    ----------   ----------
                             $ 6,184,989 $12,628,526   $18,813,515  $1,024,890
                              ==========  ==========    ==========   ==========

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     Through September 30, 1996, the Partnership sold 87.2636% of its interest in the Applebee's restaurant in Aurora, Colorado in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,414,458 which resulted in a total net gain of $307,871. The total cost and related accumulated depreciation of the interests sold was $1,147,622 and $41,035, respectively. For the nine months ended September 30, 1995, the net gain was $166,392.

     Through September 30, 1996, the Partnership sold 97.5942% of the Taco Cabana restaurant in Waco, Texas, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,105,332 which resulted in a total net gain of $337,012. The total cost and related accumulated depreciation of the interests sold was $799,998 and $31,678, respectively. For the nine months ended September 30, 1995, the net gain was $92,219.

     Through September 30, 1996, the Partnership sold 64.9351% of the Applebee's restaurant in Temple Terrace, Florida, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $904,489 which resulted in a total net gain of $235,298. The total cost and related accumulated depreciation of the interests sold was $687,179 and $17,988, respectively. For the nine months ended September 30, 1996 and 1995, the net gain was $29,884 and $58,183, respectively.

     Through September 30, 1996, the Partnership sold 85.3437% of the Applebee's restaurant in Crestview Hills, Kentucky, in eight separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,403,503 which resulted in a total net gain of $370,946. The total cost and related accumulated depreciation of the interests sold was $1,083,913 and $51,356, respectively. For the nine months ended September 30, 1996 and 1995, the net gain was $96,870 and $62,441, respectively.

     On April 5, 1996, the Partnership sold a 12.7585% interest in the HomeTown Buffet restaurant in Tucson, Arizona to an unrelated third party. The Partnership received net sale proceeds of $201,357 which resulted in a net gain of $44,259. The total cost and related accumulated depreciation of the interest sold was $164,251 and $7,153, respectively.

     On October 17, 1996, the Partnership sold an additional 13.5509% interest in the Applebee's restaurant in Crestview Hills, Kentucky to an unrelated third party. The
     Partnership  received  net  sale proceeds  of  approximately
     $228,000  which  resulted  in a net  gain  of  approximately
     $70,000.



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

     On May 19, 1994, the Partnership acquired a 92.74194% interest in a SportsTown retail sporting goods megastore in Greensboro, North Carolina. The remaining interest in the property was purchased by AEI Fund Management XIX, Inc., the Partnership's Managing General Partner and an officer of the Managing General Partner. The property was leased to SportsTown, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $377,890. The parties owned the property as tenants-in-common under a co-tenancy agreement. On November 30, 1994, the Partnership entered into a written contract to sell this property. The sale was completed in April, 1995. As a condition to the sale, the Partnership, and its affiliates, guaranteed and escrowed the next twelve months of rent ($377,890), in the event that the lessee failed to make the monthly rental payments. The lessee made the monthly rental payments, and the escrowed rent was released to the Partnership and its affiliates.

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

     On November 6, 1996, the Partnership sold the Taco Cabana restaurant in Round Rock, Texas to an unrelated third party. The Partnership recognized net sale proceeds of approximately $975,000, which resulted in a net gain of approximately $275,000. As part of the net sale proceeds, the Partnership received a Promissory Note for $660,000. The purchaser will attempt to use their best efforts to obtain third party financing to satisfy the Note by May 1, 1997. If not paid sooner, the entire unpaid principal and interest is due October 1, 2005. The Note bears interest at a 9% rate until May 1, 1997, then the rate increases to 12%.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first nine months of 1996 and the year 1995, the Partnership distributed net sale proceeds of $121,458 and $419,246 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.69 and $19.63 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one of the Red Line Burger properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the base rent from the current annual rent of $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.5% of the amount by which gross receipts exceed $275,000. The lessee has agreed to pay all post-petition rents due and the Partnership's related administrative and legal expenses in nine monthly installments. At September 30, 1996, the balance due to the Partnership is $51,374. The Partnership is owed $47,152 of pre-petition rent related to these three properties, which was not accrued for financial reporting purposes due to the uncertainty of collection.

     The Partnership has tentatively agreed to amended Lease terms for the two Red Line Burger properties in Houston, Texas. The tentative agreement requires annual base rental payments of $15,000 and $21,000, effective March 1, 1996, and requires the lessee to pay 6.5% of the amount by which gross receipts exceed $275,000. As of September 30, 1996, the Partnership is owed $82,563 of pre-petition and post-petition rent related to the two Houston properties, which was not accrued for financial reporting purposes due to the uncertainty of collection. The Partnership is continuing to negotiate with the lessee regarding the collection of rents and other matters related to the properties.

     The Partnership has incurred net costs of $485,421 relating to the review of potential property acquisitions. Of these costs, $459,875 have been capitalized and allocated to land, building and equipment. The remaining costs of $25,546 have been capitalized and will be allocated to properties acquired subsequent to September 30, 1996.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Long-Term Note Receivable -

     The Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant as discussed in Note 3. The Note requires forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest is being charged on the Note at the rate of 10% on the outstanding principal balance. The Note is secured by the land, building and equipment. As of September 30, 1996, the outstanding principal due on the note was $1,529,321.

     Scheduled maturities of the long-term note receivable are as follows:

                       1996          $     7,110
                       1997               29,416
                       1998               32,497
                       1999            1,460,298
                                      -----------
                                     $ 1,529,321
                                      ===========

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the nine months ended September 30, 1996 and 1995, total rental income, which includes the minority interests' share of rental income, was $1,611,338 and $1,505,355, respectively. The Partnership's share of this rental income was $1,247,153 and $1,265,293, respectively. During the same periods, the Partnership earned investment income of $213,950 and $196,533, respectively. In 1996, the Partnership's share of rental income decreased mainly as a result of the property sales and the Rally's situation discussed below. The decrease in rental income was partially offset by rent received on two subsequent property acquisitions, rent increases on fifteen properties and additional investment income earned on the net proceeds from the property sales.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        The Partnership has tentatively agreed to amended Lease terms for the two Red Line Burger properties in Houston, Texas. The tentative agreement requires annual base rental payments of $15,000 and $21,000, effective March 1, 1996, and requires the lessee to pay 6.5% of the amount by which gross receipts exceed $275,000. As of September 30, 1996, the Partnership is owed $82,563 of pre-petition and post-petition rent related to the two Houston properties, which was not accrued for financial reporting purposes due to the uncertainty of collection. The Partnership is continuing to negotiate with the lessee regarding the collection of rents and other matters related to the properties.

        During the nine months ended September 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $175,301 and $194,174, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $52,879 and $35,045, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 1996, the Partnership's annualized cash distribution rate was 8.50%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

     During the first nine months of 1996, the Partnership's cash balances decreased $3,042,368 mainly as a result of reinvesting net sale proceeds in an additional property as discussed below. For the nine months ended September 30, net cash provided by operating activities increased from $1,001,959 in 1995 to $1,291,077 in 1996. During the same periods, net income before depreciation and gain on sale of real estate increased from $1,238,190 in 1995 to $1,292,909 mainly as the result of rent received on two subsequent property acquisitions, rent increases on fifteen properties and additional investment income earned on the net proceeds from property sales. Timing differences in the collection of payments from the lessees and the payment of expenses resulted in an increase in net cash provided by operating activities from 1995 to 1996.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In the nine months ended September 30, 1996 and 1995, the Partnership generated cash flow from the sale of real estate, as discussed below, of $591,752 and $4,850,088, respectively. During the same periods, the Partnership expended $3,546,516 and $68,071, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.

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

        Through September 30, 1996, the Partnership sold 87.2636% of its interest in the Applebee's restaurant in Aurora, Colorado in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,414,458 which resulted in a total net gain of $307,871. The total cost and related accumulated depreciation of the interests sold was $1,147,622 and $41,035, respectively. For the nine months ended September 30, 1995, the net gain was $166,392.

        Through September 30, 1996, the Partnership sold 97.5942% of the Taco Cabana restaurant in Waco, Texas, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,105,332 which resulted in a total net gain of $337,012. The total cost and related accumulated depreciation of the interests sold was $799,998 and $31,678, respectively. For the nine months ended September 30, 1995, the net gain was $92,219.

        Through September 30, 1996, the Partnership sold 64.9351% of the Applebee's restaurant in Temple Terrace, Florida, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $904,489 which resulted in a total net gain of $235,298. The total cost and related accumulated depreciation of the interests sold was $687,179 and $17,988, respectively. For the nine months ended September 30, 1996 and 1995, the net gain was $29,884 and $58,183, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through September 30, 1996, the Partnership sold 85.3437% of the Applebee's restaurant in Crestview Hills, Kentucky, in eight separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,403,503 which resulted in a total net gain of $370,946. The total cost and related accumulated depreciation of the interests sold was $1,083,913 and $51,356, respectively. For the nine months ended September 30, 1996 and 1995, the net gain was $96,870 and $62,441, respectively.

       On April 5, 1996, the Partnership sold a 12.7585% interest in the HomeTown Buffet restaurant in Tucson, Arizona to an unrelated third party. The Partnership received net sale proceeds of $201,357 which resulted in a net gain of $44,259. The total cost and related accumulated depreciation of the interest sold was $164,251 and $7,153, respectively.

        On October 17, 1996, the Partnership sold an additional 13.5509% interest in the Applebee's restaurant in Crestview Hills, Kentucky to an unrelated third party. The Partnership received net sale proceeds of approximately $228,000 which resulted in a net gain of approximately $70,000.

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

        On May 19, 1994, the Partnership acquired a 92.74194% interest in a SportsTown retail sporting goods megastore in Greensboro, North Carolina. The remaining interest in the property was purchased by AEI Fund Management XIX, Inc., the
Partnership's Managing General Partner and an officer of the Managing General Partner. The property was leased to SportsTown, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $377,890. The parties owned the property as tenants-in-common under a co-tenancy agreement. The Partnership accounts for its interest using the full consolidation method. On November 30, 1994, the Partnership entered into a written contract to sell this property. The sale was completed in April, 1995. As a condition to the sale, the Partnership, and its affiliates, guaranteed and escrowed the next twelve months of rent ($377,890), in the event that the lessee failed to make the monthly rental payments. The lessee made the monthly rental payments, and the escrowed rent was released to the Partnership and its affiliates.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On November 6, 1996, the Partnership sold the Taco Cabana restaurant in Round Rock, Texas to an unrelated third party. The Partnership recognized net sale proceeds of approximately $975,000, which resulted in a net gain of approximately $275,000. As part of the net sale proceeds, the Partnership received a Promissory Note for $660,000. The purchaser will attempt to use their best efforts to obtain third party financing to satisfy the Note by May 1, 1997. If not paid sooner, the entire unpaid principal and interest is due October 1, 2005. The Note bears interest at a 9% rate until May 1, 1997, then the rate increases to 12%.

        During the first nine months of 1996 and the year 1995, the Partnership distributed net sale proceeds of $121,458 and $419,246 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.69 and $19.63 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In the first nine months of 1995, the Partnership made distributions at an 9.75% rate which resulted in distributions to the Partners of $1,562,374. Effective January 1, 1996, the distribution rate was reduced to 8.50% which resulted in distributions of $1,320,019 to the Partners for the first nine months of 1996.

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

        On October 1, 1996, seven Limited Partners redeemed a total of 106.2 Partnership Units for $83,145 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, three Limited Partners redeemed a total of 30.5 Partnership Units for $25,466. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits -
                            Description

            10.1  Purchase Agreement  dated
                  October  8,  1996 between the  Partnership
                  and   the  Mark  A.  Benson  Living  Trust
                  relating  to the property at 30  Crestview
                  Hills    Mall   Road,   Crestview   Hills,
                  Kentucky.

            10.2  Property   Co-Tenancy
                  Ownership  Agreement  dated  October   17,
                  1996  between the Partnership and Mark  A.
                  Benson   Living  Trust  relating  to   the
                  property at 30 Crestview Hills Mall  Road,
                  Crestview Hills, Kentucky.

            10.3  Promissory  Note  dated
                  November  6, 1996 between the Partnership,
                  John Schulz and Tom Bibleheimer relating to the property at 2101 S. IH-35, Round
                  Rock, Texas.

            10.4  Assignment and Assumption
                  of  Lease  dated November 6, 1996  between
                  the   Partnership,  John  Schulz  and  Tom
                  Bibleheimer relating to the property at 2101 S. IH-35, Round Rock, Texas.

            10.5  Deed of Trust and Security
                  Agreement and Fixture Financing Statement and Assignment of Rent and Leases dated November 6, 1996 between the Partnership, John Schulz and Tom Bibleheimer relating to the property at 2101 S. IH-35, Round Rock, Texas.

            10.6  Subordination    Non-
                  Disturbance   and   Attornment   Agreement
                  dated   November  6,  1996   between   the
                  Partnership,   John   Schulz    and    Tom
                  Bibleheimer relating to the property at 2101 S. IH-35, Round Rock, Texas.

            27    Financial Data Schedule  for  period
                  ended September 30, 1996.

        b.  Reports filed on Form 8-K  - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 14, 1996     AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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