Form 10KSB
period 1996-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1997-03-28
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1996

                 Commission file number: 0-19838

       AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
         (Name of Small Business Issuer in its Charter)

      State of Minnesota                41-1677062
(State or other Jurisdiction of     (I.R.S. Employer)
Incorporation or Organization)     Identification No.)

  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (612) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    [X]       No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1996 were $2,124,542.

As of February 28, 1997, there were 21,010.228 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $21,010,228.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                           Yes       No    [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

       AEI Net Lease Income & Growth Fund XIX Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 14, 1990. The registrant is comprised of AEI Fund Management XIX, Inc. (AFM) as Managing General Partner, Robert P. Johnson as the Individual General Partner, and
purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $30,000,000 of limited partnership interests (the "Units") (30,000 Units at $1,000 per
Unit) pursuant to a registration statement effective February 5, 1991. The Partnership commenced operations on May 31, 1991 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The Partnership's offering terminated February 5, 1993 when the extended offering period expired. The Partnership received subscriptions for 21,151.928 Limited Partnership Units ($21,151,928).

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased nineteen properties, including partial interests in four properties, totaling $16,994,880. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings leased under triple net leases.

        The Partnership's properties will be purchased with subscription proceeds without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance the day-to-day cash flow requirements of the Partnership (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the Partnership's properties is limited in the aggregate to 20% of the purchase price of all Partnership properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties within twelve years after acquisition.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The leases provide the lessees with two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

        Through December 31, 1996, the Partnership sold 87.2636% of its interest in the Applebee's restaurant in Aurora, Colorado in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,414,458 which resulted in a total net gain of $307,871. The total cost and related accumulated depreciation of the interests sold was $1,147,622 and $41,035, respectively. For the year ended December 31, 1995, the net gain was $166,392.

        Through December 31, 1996, the Partnership sold 97.5942% of the Taco Cabana restaurant in Waco, Texas, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,105,332 which resulted in a total net gain of $337,012. The total cost and related accumulated depreciation of the interests sold was $799,998 and $31,678, respectively. For the year ended December 31, 1995, the net gain was $92,219.

        Through December 31, 1996, the Partnership sold 79.3621% of the Applebee's restaurant in Temple Terrace, Florida, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,120,177 which resulted in a total net gain of $307,822. The total cost and related accumulated depreciation of the interests sold was $839,853 and $27,498, respectively. For the years ended December 31, 1996 and 1995, the net gain was $102,408 and $109,048, respectively.

        On January 2, 1997, the Partnership sold an additional 11.5416% in the Applebee's restaurant in Temple Terrace, Florida to an unrelated third party. The Partnership received net sale proceeds of approximately $177,500 which resulted in a net gain of approximately $63,000.

        Through December 31, 1996, the Partnership sold 98.8946% of the Applebee's restaurant in Crestview Hills, Kentucky, in nine separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,627,539 which resulted in a total net gain of $436,533. The total cost and related accumulated depreciation of the interests sold was $1,256,017 and $65,011, respectively. For the years ended December 31, 1996 and 1995, the net gain was $162,457 and $155,120, respectively.

       On April 5, 1996, the Partnership sold a 12.7585% interest in the HomeTown Buffet restaurant in Tucson, Arizona to an unrelated third party. The Partnership received net sale proceeds of $201,357 which resulted in a net gain of $44,259. The total cost and related accumulated depreciation of the interest sold was $164,251 and $7,153, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On May 19, 1994, the Partnership acquired a 92.74194% interest in a SportsTown retail sporting goods megastore in Greensboro, North Carolina. The remaining interest in the property was purchased by AEI Fund Management XIX, Inc., the
Partnership's Managing General Partner and an officer of the Managing General Partner. The property was leased to SportsTown, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $377,890. The parties own the property as tenants-in-common under a co-tenancy agreement. On November 30, 1994, the Partnership entered into a written contract to sell this property. The sale was completed in April, 1995. As a condition to the sale, the Partnership, and its affiliates, guaranteed and escrowed the next twelve months of rent
($377,890), in the event that the lessee failed to make the monthly rental payments. The lessee made the monthly rental payments, and the escrowed rent was released to the Partnership and its affiliates.

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

        On November 6, 1996, the Partnership sold the Taco Cabana restaurant in Round Rock, Texas to an unrelated third party. The Partnership recognized net sale proceeds of approximately $963,049, which resulted in a net gain of $262,803. The total cost and related accumulated depreciation was $749,710 and $49,464, respectively. As part of the net sale proceeds, the Partnership received a Promissory Note for $660,000. The purchaser will attempt to use their best efforts to obtain third party financing to satisfy the Note by May 1, 1997. If not paid sooner, the entire unpaid principal and interest is due October 1, 2005. The Note bears interest at a 9% rate until May 1, 1997, then the rate increases to 12%.

        On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge store in Pineville, North Carolina for $3,615,378. The property is leased to Garden Ridge L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

        In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one of the Red Line Burger properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the base rent from the current annual rent of $43,742 to $15,000 for each property with additional rent of 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease, as amended, and rejected the other two. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sales proceeds of approximately $500,000, which resulted in a net gain of approximately $13,000. The Partnership is negotiating to re-lease or sell the other two Red Line Burger properties in Houston, Texas. The Partnership did not collect $209,812 of pre-petition and post-petition rent related to the five properties, which was not accrued for financial reporting purposes due to the uncertainty of collection.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On December 21, 1995, the Partnership purchased a 33.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,389,367. The property was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

        In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease
Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

Major Tenants

        During 1996, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 74% of the Partnership's total rental revenue in 1996. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant, with the exception of the Musicland Group, Inc., will continue to contribute more than ten percent of the Partnership's total rental revenue in 1997 and future years. In addition, four business concepts, Taco Cabana and Applebee's restaurants and Garden Ridge and Media Play retail stores, each accounted for more than ten percent of the
Partnership's total rental revenue during 1996. With the exception of Media Play, it is anticipated that these business concepts will continue to account for more than ten percent of the Partnership's total rental revenue in 1997 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

Competition

        The Partnership is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Partnership. At the time the Partnership elects to dispose of its properties, the Partnership will be in competition with other persons and entities to find buyers for its properties.

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of AFM.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives were to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations which may increase through rent participation clauses or mandated rent increases; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General Partners attempt to diversify the type and location of the Partnership's properties.

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.

        The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1996.

                                       Total Property
                          Purchase      Acquisition                Annual Lease    Annual Rent
Property                     Date          Costs        Lessee        Payment       Per Sq. Ft.

Taco Cabana Restaurant
 Houston, TX                                          Texas Taco
 (38.2362%)                 7/31/91   $   547,322     Cabana L.P.    $  76,917      $74.50

Taco Cabana Restaurant                                Texas Taco
 San Antonio, TX            3/16/92   $ 1,147,274     Cabana L.P.    $ 173,433      $63.76

Taco Cabana Restaurant
 Waco, TX                                              Texas Taco
 (2.4058%)                   5/1/92   $    19,720      Cabana L.P.   $   2,685      $41.34

Applebee's Restaurant
 Aurora, CO                                                RCI
 (3.3979%)                 12/22/92   $    44,782       West, Inc.   $   5,847      $37.47

Red Line Burgers Restaurant                              Red Line
 Houston, TX                2/16/93   $   299,531      Burgers, Inc. $  21,000      $36.21

Red Line Burgers Restaurant                            Red Line
 Houston, TX                2/16/93   $   303,629   Houston One, Ltd.$   21,000     $36.21

Red Line Burgers Restaurant                             Red Line
 Corpus Christi, TX          4/2/93   $   280,378    Burgers, Inc.   $   15,000     $25.86

                                                    Apple Partners
Applebee's Restaurant                                  Limited
 Crestwood, MO              4/14/93   $   803,418    Partnership      $ 105,470     $21.03

Applebee's Restaurant
 Crestview Hills, KY                                    Thomas
 (1.1054%)                  6/15/93   $    14,039    and King, Inc.   $   1,836     $30.49

HomeTown Buffet Restaurant
 Tucson, AZ                                               JB's
 (47.4415%)                 6/16/93   $   610,755   Restaurants, Inc. $  80,960     $17.75

                                                  Southland Restaurant
Applebee's Restaurant                                  Development
 Covington, LA              6/23/93   $ 1,099,085  Company, L.L.C     $ 153,319     $28.00

Rally's Restaurant                                     Red Line
 Brownsville, TX             7/8/93   $   281,713    Burgers, Inc.    $  15,000     $25.51

Rally's Restaurant                                     Red Line
 Edinburg, TX                7/8/93   $   281,762    Burgers, Inc.    $  15,000     $25.55

Applebee's Restaurant
 Temple Terrace, FL                                Casual Restaurant
 (20.6379%)                 10/1/93   $   218,401  Concepts II, Inc.  $  30,398     $31.74

                                                     Apple Partners
Applebee's Restaurant                                    Limited
 Beaverton, OR              12/2/93   $ 1,760,079      Partnership    $ 221,878     $44.38

Denny's                                             Apple Investment
 Apple Valley, CA            5/2/94   $ 1,177,655      Group, Inc.    $ 159,477     $30.76

Media Play Retail Store
 Apple Valley, MN
 (33.0%)                   12/21/95   $ 1,389,367         (F1)

Garden Ridge Retail Store
 Pineville, NC                                            Garden
 (40.75%)                   3/28/96   $ 3,615,378        Ridge L.P.   $ 383,974     $ 6.67

<F1> The property was vacated on January 31, 1997 and listed for sale or lease.


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Taco Cabana in Houston is owned by AEI Real Estate Fund 86-A Limited Partnership. The remaining interests in the Applebee's in Aurora is owned by AEI Institutional Net Lease Fund `93 and unrelated third parties. The remaining interests in the HomeTown Buffet are owned by AEI Real Estate Fund XVIII and AEI Institutional Net Lease Fund '93 Limited Partnerships and an unrelated third party. The remaining interests in the Media Play and Garden Ridge stores are owned by AEI Net Lease Income & Growth Fund XX and AEI Income & Growth Fund XXI Limited Partnerships. The remaining interests in the Taco Cabana in Waco, Texas, and the Applebee's in Crestview Hills, Kentucky and Temple Terrace, Florida are owned by unrelated third parties.

        For properties owned with affiliates, each Partnership owns a separate undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of the respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are for 15 years except for the Garden Ridge store, the Applebee's restaurants, the Denny's restaurant and the HomeTown Buffet restaurant which have Lease terms of 20 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Taco Cabana restaurants, the Applebee's in Aurora, Colorado, the Denny's restaurant, and the HomeTown Buffet which have renewal options that may extend the Lease term an additional 10 years, and the Garden Ridge store which has a renewal option that may extend the Lease term an additional 25 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over either 31.5 years or 39 years, depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

       Through December 31, 1996, all properties were 100 percent occupied by the lessees noted.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1996, there were 1,483 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  1996, seven Limited Partners redeemed a total  of
106.2 Partnership Units for $83,145 in accordance with the Partnership Agreement. In 1995, three Limited Partners redeemed a total of 30.5 Partnership Units for $25,466. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $18,433 and $21,089 were made to the General Partners and $1,741,754 and $2,062,326 were made to the Limited Partners in 1996 and 1995, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $120,244 and $415,054 of proceeds from property sales in 1996 and 1995, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1996 and 1995, total rental income, which in 1995, includes the minority interests' share of rental income, was $1,836,611 and $1,966,165, respectively. The Partnership's share of 1995 rental income was $1,623,674. During the same periods, the Partnership earned investment income of $287,931 and $316,117, respectively. In 1996, the Partnership's share of rental income increased mainly as a result of rent received on two property acquisitions, rent increases on nine properties and the Media Play lease buy-out. The increase in rental income was partially offset by the property sales and Rally's situation discussed below.

        In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one of the Red Line Burger properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the base rent from the current annual rent of $43,742 to $15,000 for each property with additional rent of 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease, as amended, and rejected the other two. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sales proceeds of approximately $500,000, which resulted in a net gain of approximately $13,000. The Partnership is negotiating to re-lease or sell the other two Red Line Burger properties in Houston, Texas. The Partnership did not collect $209,812 of pre-petition and post-petition rent related to the five properties, which was not accrued for financial reporting purposes due to the uncertainty of collection.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Musicland Group, Inc. (MGI), the lessee of the Media Play retail store in Apple Valley, Minnesota has recently experienced financial difficulties and has aggressively been restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the
Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

        During the years ended December 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $231,105 and $257,443, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $121,486 and $34,825, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1996, when compared to 1995, is the result of expenses incurred in 1996 related to the Rally situation discussed above.

         As of December 31, 1996, the Partnership's cash distribution rate was 8.50%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During 1996, the Partnership's cash balances decreased $2,224,593 mainly as a result of reinvesting net sale proceeds in an additional property as discussed below. For the years ended December 31, net cash provided by operating activities increased from $1,466,120 in 1995 to $1,929,889 in 1996 mainly as the result of an increase in the Partnership's share of rental income and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In the years ended December 31, 1996 and 1995, the Partnership generated cash flow from the sale of real estate, as discussed below, of $1,316,279 and $5,367,636, respectively. During the same periods, the Partnership expended $3,588,237 and $1,429,387, respectively, to invest in real
properties   (inclusive   of  acquisition   expenses),   as   the
Partnership continued to reinvest the cash generated from the property sales.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Through December 31, 1996, the Partnership sold 87.2636% of its interest in the Applebee's restaurant in Aurora, Colorado in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,414,458 which resulted in a total net gain of $307,871. The total cost and related accumulated depreciation of the interests sold was $1,147,622 and $41,035, respectively. For the year ended December 31, 1995, the net gain was $166,392.

        Through December 31, 1996, the Partnership sold 97.5942% of the Taco Cabana restaurant in Waco, Texas, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,105,332 which resulted in a total net gain of $337,012. The total cost and related accumulated depreciation of the interests sold was $799,998 and $31,678, respectively. For the year ended December 31, 1995, the net gain was $92,219.

        Through December 31, 1996, the Partnership sold 79.3621% of the Applebee's restaurant in Temple Terrace, Florida, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,120,177 which resulted in a total net gain of $307,822. The total cost and related accumulated depreciation of the interests sold was $839,853 and $27,498, respectively. For the years ended December 31, 1996 and 1995, the net gain was $102,408 and $109,048, respectively.

        On January 2, 1997, the Partnership sold an additional 11.5416% in the Applebee's restaurant in Temple Terrace, Florida to an unrelated third party. The Partnership received net sale proceeds of approximately $177,500 which resulted in a net gain of approximately $63,000.

        Through December 31, 1996, the Partnership sold 98.8946% of the Applebee's restaurant in Crestview Hills, Kentucky, in nine separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,627,539 which resulted in a total net gain of $436,533. The total cost and related accumulated depreciation of the interests sold was $1,256,017 and $65,011, respectively. For the years ended December 31, 1996 and 1995, the net gain was $162,457 and $155,120, respectively.

       On April 5, 1996, the Partnership sold a 12.7585% interest in the HomeTown Buffet restaurant in Tucson, Arizona to an unrelated third party. The Partnership received net sale proceeds of $201,357 which resulted in a net gain of $44,259. The total cost and related accumulated depreciation of the interest sold was $164,251 and $7,153, respectively.

        On May 19, 1994, the Partnership acquired a 92.74194% interest in a SportsTown retail sporting goods megastore in Greensboro, North Carolina. The remaining interest in the property was purchased by AEI Fund Management XIX, Inc., the
Partnership's Managing General Partner and an officer of the Managing General Partner. The property was leased to SportsTown, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $377,890. The parties own the property as tenants-in-common under a co-tenancy agreement. On November 30, 1994, the Partnership entered into a written contract to sell this property. The sale was completed in April, 1995. As a condition to the sale, the Partnership, and its affiliates, guaranteed and escrowed the next twelve months of rent
($377,890), in the event that the lessee failed to make the monthly rental payments. The lessee made the monthly rental payments, and the escrowed rent was released to the Partnership and its affiliates.

        The parties received net sale proceeds of $3,541,409, which resulted in a net gain of $454,849. At the time of sale, the cost and related accumulated depreciation was $3,143,311 and $56,751, respectively. The Partnership's share of the net sale proceeds and net gain was $3,284,233 and $419,619, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On November 6, 1996, the Partnership sold the Taco Cabana restaurant in Round Rock, Texas to an unrelated third party. The Partnership recognized net sale proceeds of approximately $963,049, which resulted in a net gain of $262,803. The total cost and related accumulated depreciation was $749,710 and $49,464, respectively. As part of the net sale proceeds, the Partnership received a Promissory Note for $660,000. The purchaser will attempt to use their best efforts to obtain third party financing to satisfy the Note by May 1, 1997. If not paid sooner, the entire unpaid principal and interest is due October 1, 2005. The Note bears interest at a 9% rate until May 1, 1997, then the rate increases to 12%.

        On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge store in Pineville, North Carolina for $3,615,378. The property is leased to Garden Ridge L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

       During 1996 and 1995, the Partnership distributed net sale proceeds of $121,458 and $419,246, respectively, to the Partners as part of their regular quarterly distributions which represented a return of capital of $5.69 and $19.63 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 1995, the Partnership made distributions at a 9.75% rate which resulted in distributions to the Partners of $2,083,158. Effective January 1, 1996, the distribution rate was reduced to 8.50% which resulted in distributions of $1,759,347 to the Partners.

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

        During, 1996, seven Limited Partners redeemed a total  of
106.2 Partnership Units for $83,145 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1995, three Limited Partners redeemed a total of 30.5 Partnership Units for $25,466. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Report

Balance Sheet as of December 31, 1996 and 1995

Statements for the Years Ended December 31, 1996 and 1995:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements







                  INDEPENDENT AUDITOR'S REPORT





To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1996 and 1995 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis,  Minnesota         /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 31, 1997                    Certified Public Accountants

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                        1996            1995

CURRENT ASSETS:
   Cash  and Cash Equivalents                      $ 2,477,783     $ 4,702,376
   Receivables                                          17,842         240,611
   Current Portion of Long-Term Notes Receivable        69,049          26,614
                                                    -----------     -----------
      Total Current Assets                           2,564,674       4,969,601
                                                    -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               4,435,197       5,025,530
  Buildings and Equipment                            9,459,091      10,210,833
  Property Acquisition Costs                            29,041          56,182
  Accumulated Depreciation                            (881,049)       (736,227)
                                                    -----------     -----------
         Net Investments in Real Estate             13,042,280      14,556,318
                                                    -----------     -----------
OTHER ASSETS:
    Long-Term Notes Receivable -
     Net of Current Portion                          2,100,919       1,522,211
                                                    -----------     -----------
           Total Assets                            $17,707,873     $21,048,130
                                                    ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    37,417     $   102,248
  Distributions Payable                                421,057         499,106
                                                    -----------     -----------
      Total Current Liabilities                        458,474         601,354
                                                    -----------     -----------

MINORITY INTEREST                                            0       3,357,202

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (7,927)         (9,526)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   21,015 and 21,121 Units outstanding in
   1996 and 1995, respectively                      17,257,326      17,099,100
                                                    -----------     -----------
      Total Partners' Capital                       17,249,399      17,089,574
                                                    -----------     -----------
        Total Liabilities and Partners' Capital    $17,707,873     $21,048,130

                                                    ===========     ===========
 The accompanying notes to financial statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                       1996            1995

INCOME:
  Rent                                            $ 1,836,611      $ 1,966,165
  Investment Income                                   287,931          316,117
                                                   -----------      -----------
      Total Income                                  2,124,542        2,282,282
                                                   -----------      -----------

EXPENSES:
  Partnership Administration - Affiliates             231,105          257,443
  Partnership Administration and Property
     Management - Unrelated Parties                   121,486           34,825
  Depreciation                                        340,721          369,226
                                                   -----------      -----------
      Total Expenses                                  693,312          661,494
                                                   -----------      -----------

OPERATING INCOME                                    1,431,230        1,620,788

GAIN ON SALE OF REAL ESTATE                           571,927          969,054

MINORITY INTEREST IN NET INCOME                             0         (311,287)
                                                   -----------      -----------

NET INCOME                                        $ 2,003,157      $ 2,278,555
                                                   ===========      ===========

NET INCOME ALLOCATED:
  General Partners                                $    20,032      $    22,786
  Limited Partners                                  1,983,125        2,255,769
                                                   -----------      -----------
                                                  $ 2,003,157      $ 2,278,555
                                                   ===========      ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (21,095 and 21,144 weighted average Units
 outstanding in 1996 and 1995, respectively.)     $     94.01      $    106.69
                                                   ===========      ===========


 The accompanying notes to financial statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                        1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  Income                                       $ 2,003,157    $ 2,278,555

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                       340,721        369,226
     Gain on Sale of Real Estate                       (571,927)      (969,054)
     (Increase) Decrease in Receivables                 222,769       (225,122)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (64,831)        16,915
     Minority Interest                                        0         (4,400)
                                                     -----------    -----------
       Total Adjustments                                (73,268)      (812,435)
                                                     -----------    -----------
       Net Cash Provided By
           Operating Activities                       1,929,889      1,466,120
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (3,588,237)    (1,429,387)
   Proceeds from Sale of Real Estate -
    Net of Minority  Interest                         1,316,279      5,367,636
   Payments Received on Long-
    Term Notes  Receivable                               38,857          8,157
                                                     -----------    -----------
       Net Cash Provided By (Used For)
          Investing Activities                       (2,233,101)     3,946,406
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                     (78,049)          (850)
  Distributions to Partners                          (1,759,347)    (2,083,158)
  Redemption Payments                                   (83,985)       (25,723)
                                                     ------------   -----------
       Net Cash Used For
           Financing Activities                      (1,921,381)    (2,109,731)
                                                     ------------   -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                 (2,224,593)     3,302,795

CASH AND CASH EQUIVALENTS, beginning of period        4,702,376      1,399,581
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $ 2,477,783    $ 4,702,376
                                                     ===========    ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Note  Receivable Acquired in Sale of Property     $   660,000    $ 1,556,982
                                                     ===========    ===========
  Reclassification of minority interest and
   investments in real estate due to use of
   the proportionate consolidation method           $ 3,357,202
                                                     ===========
 The accompanying notes to financial statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                               General       Limited                  Units
                               Partners      Partners    Total     Outstanding


BALANCE, December 31, 1994  $  (11,223)   $16,931,123  $16,919,900   21,151.93

  Distributions                (20,832)    (2,062,326)  (2,083,158)

  Redemption Payments             (257)       (25,466)     (25,723)     (30.50)

  Net Income                    22,786      2,255,769    2,278,555
                             ----------    -----------  ----------  -----------
BALANCE, December 31, 1995      (9,526)    17,099,100   17,089,574   21,121.43

  Distributions                (17,593)    (1,741,754)  (1,759,347)

  Redemption Payments             (840)       (83,145)     (83,985)    (106.20)

  Net Income                    20,032      1,983,125    2,003,157
                             ----------    -----------  -----------  ----------
BALANCE, December 31, 1996  $   (7,927)   $17,257,326  $17,249,399   21,015.23
                             ==========    ===========  ===========  ==========



 The accompanying notes to financial statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(1)  Organization -

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

                   DECEMBER 31, 1996 AND 1995

(1)  Organization - (Continued)

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

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Partnership qualification or in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

     Real Estate

       The Partnership's real estate is leased under long-term triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement did not have a material effect on the Partnership's financial statements.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years, respectively.

       During the fourth quarter of 1996, as a result of changes in certain agreements, the Partnership began accounting for properties owned as tenants-in-common with unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The 1996 financial statements reflect only this Partnership's percentage share of the property's land, building and equipment, liabilities, revenues and expenses.

       In fiscal 1995, for properties owned as tenants-in-common with unrelated third parties, other than affiliated partnerships, the Partnership accounted for its interest under the full consolidation method whereby the unrelated third parties' interests in the properties were reflected in the Partnership's financial statements as a minority interest. For purposes of financial reporting, the Partnership consolidated properties in which it was the controlling tenant-in-common despite having only a minority equity interest in the property.

       In   both  fiscal  1996  and  1995,  properties  owned  in
       conjunction with related Partnerships were accounted for using the proportionate consolidation method.

(3)  Related Party Transactions -

     On July 31, 1991, the Partnership acquired a 38.2362% interest in a Taco Cabana restaurant in Houston, Texas. The remaining interest in the property is owned by AEI Real Estate Fund 86-A Limited Partnership, an affiliate of the Partnership. In December 1992, the Partnership purchased a 90.6615% interest in an Applebee's restaurant in Aurora, Colorado. The remaining interest in the property is owned by AEI Institutional Net Lease Fund `93, an affiliate of the Partnership. On June 16, 1993, the Partnership acquired a 60.2% interest in a HomeTown Buffet restaurant in Tucson, Arizona. The remaining interests in the property is owned by AEI Real Estate Fund XVIII and AEI Institutional Net Lease Fund '93 Limited Partnerships, affiliates of the Partnership. On December 21, 1995, the Partnership acquired a 33.0% interest in a Media Play retail store in Apple Valley, Minnesota. On March 28, 1996, the Partnership acquired a 40.75% interest in a Garden Ridge retail store in Pineville, North Carolina. The remaining interests in the Media Play and Garden Ridge stores are owned by AEI Net Lease Income & Growth Fund XX and AEI Income & Growth Fund XXI Limited Partnerships, affiliates of the Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995


(3)  Related Party Transactions - (Continued)

     On May 19, 1994, the Partnership acquired a 92.74194% interest in a SportsTown retail sporting goods megastore in Greensboro, North Carolina. The remaining interest in the property was purchased by AEI Fund Management XIX, Inc., the Partnership's Managing General Partner and an officer of the Managing General Partner. In April, 1995, the parties sold the property to an unrelated buyer. The parties owned the property as tenants-in-common under a co-tenancy agreement. The Partnership accounted for its interest using the full consolidation method.

     AFM   and  AEI  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                            Total Incurred by the Partnership
                                             for the Years Ended December 31

                                                         1996          1995
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                           $ 231,105     $ 257,443
                                                       ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs and outside audit and
  accounting costs, insurance and other
  property costs.                                     $ 121,486     $  34,825
                                                       ========      ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $70,017 and $46,489
  for 1996 and 1995, respectively.                   $  27,756      $  61,290
                                                      ========       ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 15 years except for the Garden Ridge store, the Applebee's restaurants, the Denny's restaurant and the HomeTown Buffet restaurant which have Lease terms of 20 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Taco Cabana restaurants, the Applebee's in Aurora, Colorado, the Denny's restaurant, and the HomeTown Buffet which have renewal options that may extend the Lease term an additional 10 years and the Garden Ridge store which has a renewal option that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The properties were constructed in 1992, 1993, 1994, 1995 and 1996, except the Taco Cabana in Houston, Texas, which was constructed in 1987. The Partnership acquired all properties during 1996, 1995, 1994, 1993, 1992 and 1991. There have been no costs capitalized as improvements subsequent to the acquisitions.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     For those properties in the table below which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at December 31, 1996 are as follows:

                                             Buildings and         Accumulated
Property                             Land      Equipment    Total  Depreciation

Taco Cabana, Houston, TX         $  334,414  $  212,908  $  547,322 $   38,442
Taco Cabana, San Antonio, TX        598,533     548,741   1,147,274     91,201
Taco Cabana, Waco, TX                 7,788      11,932      19,720      1,911
Applebee's, Aurora, CO               15,969      28,813      44,782      4,309
Red Line Burger, Houston, TX              0     299,531     299,531     45,720
Red Line Burger, Houston, TX              0     303,629     303,629     46,290
Red Line Burger, Corpus Christi, TX       0     280,378     280,378     41,367
Applebee's, Crestwood, MO                 0     803,418     803,418    104,927
Applebee's, Crestview Hills, KY       4,490       9,549      14,039      1,183
HomeTown Buffet, Tucson, AZ         329,136     281,619     610,755     33,247
Applebee's, Covington, LA           358,521     740,564   1,099,085     95,914
Rally's, Brownsville, TX                  0     281,713     281,713     38,392
Rally's, Edinburg, TX                     0     281,762     281,762     38,399
Applebee's, Temple Terrace, FL      101,119     117,282     218,401     14,149
Applebee's, Beaverton, OR           636,972   1,123,107   1,760,079    122,594
Denny's, Apple Valley, CA           461,013     716,642   1,177,655     67,081
Media Play, Apple Valley, MN        415,393     973,974   1,389,367     34,835
Garden Ridge, Pineville, NC       1,171,849   2,443,529   3,615,378     61,088
                                 ----------  ----------  ----------  ---------
                                $ 4,435,197 $ 9,459,091 $13,894,288 $  881,049
                                 ==========  ==========  ==========  =========

     Through December 31, 1996, the Partnership sold 87.2636% of its interest in the Applebee's restaurant in Aurora, Colorado in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,414,458 which resulted in a total net gain of $307,871. The total cost and related accumulated depreciation of the interests sold was $1,147,622 and
     $41,035, respectively. For the year ended December 31, 1995, the net gain was $166,392.

     Through December 31, 1996, the Partnership sold 97.5942% of the Taco Cabana restaurant in Waco, Texas, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,105,332 which resulted in a total net gain of $337,012. The total cost and related accumulated depreciation of the interests sold was $799,998 and $31,678, respectively. For the year ended December 31, 1995, the net gain was $92,219.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     Through December 31, 1996, the Partnership sold 79.3621% of the Applebee's restaurant in Temple Terrace, Florida, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,120,177 which resulted in a total net gain of $307,822. The total cost and related accumulated depreciation of the interests sold was $839,853 and $27,498, respectively. For the years ended December 31, 1996 and 1995, the net gain was $102,408 and $109,048, respectively.

     On January 2, 1997, the Partnership sold an additional 11.5416% in the Applebee's restaurant in Temple Terrace, Florida to an unrelated third party. The Partnership received net sale proceeds of approximately $177,500 which resulted in a net gain of approximately $63,000.

     Through December 31, 1996, the Partnership sold 98.8946% of the Applebee's restaurant in Crestview Hills, Kentucky, in nine separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,627,539 which resulted in a total net gain of $436,533. The total cost and related accumulated depreciation of the interests sold was $1,256,017 and $65,011, respectively. For the years ended December 31, 1996 and 1995, the net gain was $162,457 and $155,120, respectively.

     On April 5, 1996, the Partnership sold a 12.7585% interest in the HomeTown Buffet restaurant in Tucson, Arizona to an unrelated third party. The Partnership received net sale proceeds of $201,357 which resulted in a net gain of $44,259. The total cost and related accumulated depreciation of the interest sold was $164,251 and $7,153, respectively.

     On May 19, 1994, the Partnership acquired a 92.74194% interest in a SportsTown retail sporting goods megastore in Greensboro, North Carolina. The remaining interest in the property was purchased by AEI Fund Management XIX, Inc., the Partnership's Managing General Partner and an officer of the Managing General Partner. The property was leased to SportsTown, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $377,890. The parties own the property as tenants-in-common under a co-tenancy agreement. On November 30, 1994, the Partnership entered into a written contract to sell this property. The sale was completed in April, 1995. As a condition to the sale, the Partnership, and its affiliates, guaranteed and escrowed the next twelve months of rent ($377,890), in the event that the lessee failed to make the monthly rental payments. The lessee made the monthly rental payments, and the escrowed rent was released to the Partnership and its affiliates.

     The parties received net sale proceeds of $3,541,409, which resulted in a net gain of $454,849. At the time of sale, the cost and related accumulated depreciation was $3,143,311 and $56,751, respectively. The Partnership's share of the net sale proceeds and net gain was $3,284,233 and $419,619, respectively.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

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

     On November 6, 1996, the Partnership sold the Taco Cabana restaurant in Round Rock, Texas to an unrelated third party. The Partnership recognized net sale proceeds of approximately $963,049, which resulted in a net gain of $262,803. The total cost and related accumulated depreciation was $749,710 and $49,464, respectively. As part of the net sale proceeds, the Partnership received a Promissory Note for $660,000. The purchaser will attempt to use their best efforts to obtain third party financing to satisfy the Note by May 1, 1997. If not paid sooner, the entire unpaid principal and interest is due October 1, 2005. The Note bears interest at a 9% rate until May 1, 1997, then the rate increases to 12%.

     On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge store in Pineville, North Carolina for $3,615,378. The property is leased to Garden Ridge L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973.

     During 1996 and 1995, the Partnership distributed net sale proceeds of $121,458 and $419,246, respectively, to the
     Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.69 and $19.63 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one of the Red Line Burger properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the base rent from the current annual rent of $43,742 to $15,000 for each property with additional rent of 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease, as amended, and rejected the other two. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sales proceeds of approximately $500,000, which resulted in a net gain of approximately $13,000. The Partnership is negotiating to re-lease or sell the other two Red Line Burger properties in Houston, Texas. The Partnership did not collect $209,812 of pre-petition and post-petition rent related to the five properties, which was not accrued for financial reporting purposes due to the uncertainty of collection.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     On December 21, 1995, the Partnership purchased a 33.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,389,367. The property was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482.

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

     The Partnership has incurred net costs of $527,142 relating to the review of potential property acquisitions. Of these costs, $498,101 have been capitalized and allocated to land, building and equipment. The remaining costs of $29,041 have been capitalized and will be allocated to properties acquired subsequent to December 31, 1996.

     The Partnership's share of the minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1996 is as follows:

                       1997           $ 1,438,634
                       1998             1,452,645
                       1999             1,481,477
                       2000             1,511,192
                       2001             1,538,174
                       Thereafter       19,916,091
                                       -----------
                                      $ 27,338,213
                                       ===========

     There were no contingent rents recognized in 1996 or 1995.

(5)  Long-Term Notes Receivable -

     The Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant as discussed in Note 4. The Note requires forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest is being charged on the Note at the rate of 10% on the outstanding principal balance. The Note is secured by the land, building and equipment. As of December 31, 1996 and 1995, the outstanding principal due on the note was $1,522,211 and $1,548,825, respectively.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(5)  Long-Term Notes Receivable - (Continued)

     The Partnership received a Promissory Note from the sale of the Taco Cabana restaurant as discussed in Note 4. The purchaser will attempt to use their best efforts to obtain third party financing to satisfy the Note by May 1, 1997. If not paid sooner, the entire unpaid principal and interest is due October 1, 2005. The Note bears interest at a 9% rate until May 1, 1997, then the rate increases to 12%. The
     Note is secured by the land, building and equipment. As of December 31, 1996, the outstanding principal due on the Note was $647,757.

     Scheduled maturities of the long-term notes receivable are as follows:

                       1997           $   69,049
                       1998               72,363
                       1999            1,509,317
                       2000               59,473
                       2001               71,402
                       Thereafter        388,364
                                      -----------
                                     $ 2,169,968
                                      ===========

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                       1996            1995
        Tenants                    Industry

     Texas Taco Cabana L.P.       Restaurant       $   339,661    $   456,385
     Apple Partners L.P.          Restaurant           326,159        315,130
     The Musicland Group, Inc.    Retail               399,481            N/A
     Garden Ridge L.P.            Retail               292,109            N/A
                                                    -----------    -----------

     Aggregate rent revenue of major tenants       $ 1,357,410    $   771,515
                                                    ===========    ===========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    74%            39%
                                                    ===========    ===========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(7)  Partners' Capital -

     Cash distributions of $18,433 and $21,089 were made to the General Partners and $1,741,754 and $2,062,326 were made to the Limited Partners for the years ended December 31, 1996 and 1995, respectively. The Limited Partners' distributions represent $82.57 and $97.54 per Limited Partnership Unit outstanding using 21,095 and 21,144 weighted average Units in 1996 and 1995, respectively. The distributions represent $82.57 and $97.54 per Unit of Net Income in 1996 and 1995, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $120,244 and $415,054 of proceeds from property sales in 1996 and 1995, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1996 and 1995 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During  1996,  seven Limited Partners redeemed  a  total  of
     106.2 Partnership Units for $83,145 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1995, three Limited Partners redeemed a total of 30.5 Partnership Units for $25,466. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $973.21 per original $1,000 invested.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                    1996            1995

     Net Income for Financial
       Reporting  Purposes                      $ 2,003,157      $ 2,278,555

     Depreciation for Tax Purposes Over
      Depreciation for Financial
      Reporting Purposes                             22,337          (14,630)

     Amortization of Start-Up and
      Organization Costs                            (57,331)        (157,283)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                             60,644           33,708

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                             43,788                0

     Gain on Sale of Real Estate for
      Tax Purposes Over (Under) Gain
      for Financial Reporting Purposes               16,841             (201)
                                                 -----------      -----------
            Taxable  Income to Partners         $ 2,089,436      $ 2,140,149
                                                 ===========      ===========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                       1996            1995

     Partners' Capital for
       Financial  Reporting Purposes               $17,249,399    $17,089,574

     Adjusted Tax Basis of Investments
      in Real Estate Under Net Investments
      in Real Estate for Financial
      Reporting Purposes                               (55,851)       (95,029)

     Capitalized Start-Up Costs
      Under Section 195                                272,259        396,917

     Amortization of Start-Up and
      Organization Costs                              (199,510)      (265,344)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                                94,352         33,708

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                                45,281              0

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes               3,018,278      3,018,278
                                                    -----------    -----------
           Partners' Capital for
               Tax  Reporting Purposes             $20,424,208    $20,178,104
                                                    ===========    ===========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                     1996                      1995
                           Carrying        Fair       Carrying       Fair
                            Amount         Value       Amount        Value

     Cash                $      459    $      459   $      698   $      698
     Money Market Funds   2,477,324     2,477,324    1,716,860    1,716,860
     Commerical Paper
      (held to maturity)          0             0    1,989,796    1,989,796
     Federal Agency Note
      (held to maturity)          0             0      995,022      995,022
                          ---------     ---------    ---------    ---------
       Total Cash and
        Cash Equivalents $2,477,783    $2,477,783   $4,702,376   $4,702,376
                          =========     =========    =========    =========

     Notes Receivable    $2,169,968    $2,169,968   $1,548,825   $1,548,825
                          =========     =========    =========    =========

     The amortized cost basis of the commercial paper and federal agency notes, is not materially different from its carrying amount or fair value. The notes receivable carrying amounts approximate fair value.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and AFM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of AFM are as follows:

        Robert P. Johnson, age 52, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until September, 1997. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 44, is Executive Vice President, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until September, 1997. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until September, 1995. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative and management services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        AFM, the Managing General Partner of the registrant, and Robert P. Johnson, its Individual General Partner, contributed $1,000 in total for their interest in the registrant. See Item 1 for a discussion of their share of the registrant's profits and losses. As of December 31, 1996, Mr. Johnson owned five Limited Partnership Units (less than 1% of Units outstanding).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1996.

Person or Entity                                       Amount Incurred From
  Receiving                  Form and Method     Inception (September 14, 1990)
 Compensation                of Compensation           To December 31, 1996

AEI Incorporated   Selling Commissions equal to 7% of         $2,115,193
                   proceeds plus a 3% nonaccountable
                   expense allowance, most of which was
                   reallowed to Participating Dealers.

General Partners   Reimbursement at Cost for other            $  903,786
and Affiliates     Organization and Offering Costs.

General Partners   Reimbursement at Cost for all              $  527,142
and Affiliates     Acquisition Expenses

General Partners   1% of Net Cash Flow in any fiscal          $   83,825
                   year until the Limited Partners have
                   received annual, non-cumulative
                   distributions of Net Cash Flow  equal
                   to 10% of their Adjusted Capital
                   Contributions and 10% of any remaining
                   Net Cash Flow in such fiscal year.

General Partners   Reimbursement at Cost for all              $1,388,315
and Affiliates     Administrative Expenses attributable
                   to the Fund, including all expenses
                   related to management and disposition
                   of the Fund's properties and all other
                   transfer agency, reporting, partner
                   relations and other administrative
                   functions.


ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

Person or Entity                                      Amount Incurred From
  Receiving                 Form and Method      Inception (September 14, 1990)
 Compensation               of Compensation           To December 31, 1996

General Partners   1% of distributions of Net Proceeds of    $  7,067
                   Sale until Limited Partners have
                   received an amount equal to (a) their
                   Adjusted Capital Contributions,  plus
                   (b) an amount equal to 12% of their
                   Adjusted Capital Contributions per
                   annum, cumulative but not compounded,
                   to the extent not previously distributed.
                   10% of distributions of Net Proceeds of
                   Sale there-after.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1996, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

          A.   Exhibits -
                                Description

              3.1    Certificate  of   Limited
                     Partnership  (incorporated by  reference  to
                     Exhibit     3.1    of    the    registrant's
                     Registration  Statement on Form  S-11  filed
                     with  the  Commission on  October  10,  1990
                     [File No. 33-37239]).

             3.2     Limited    Partnership
                     Agreement  (incorporated  by  reference   to
                     Exhibit     3.2    of    the    registrant's
                     Registration  Statement on Form  S-11  filed
                     with  the  Commission on  October  10,  1990
                     [File No. 33-37239]).

               10.1  Net  Lease Agreement  dated
                     March  16, 1992 between the Partnership  and
                     Taco  Cabana, Inc. relating to the  property
                     at  6040  Bandera Road, San  Antonio,  Texas
                     (incorporated by reference to  Exhibit  10.1
                     of Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-11 filed with the Commission on June 15, 1992 [File No. 33-37239]).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits - (Continued)

                              Description

               10.2  Net  Lease Agreement  dated
                     July  31,  1991 between the Partnership  and
                     Taco Cabana, Inc. relating to the property at 700 North Loop West IH-610, Houston, Texas (incorporated by reference to Exhibit
                     10.2  of Post-Effective Amendment No.  1  to
                     the  registrant's Registration Statement  on
                     Form  S-11 filed with the Commission on June
                     15, 1992 [File No. 33-37239]).

               10.3  Net  Lease Agreement  dated
                     May  1,  1992  between the  Partnership  and
                     Taco  Cabana, Inc. relating to the  property
                     at   825  South  6th  Street,  Waco,   Texas
                     (incorporated by reference to  Exhibit  10.3
                     of Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-11 filed with the Commission on June 15, 1992 [File No. 33-37239]).

               10.4  Net  Lease Agreement  dated
                     August 13, 1992 between the Partnership  and
                     Taco Cabana, Inc. relating to the property at 111 North General Bruce Drive, Temple, Texas (incorporated by reference to Exhibit A of Form 8-K filed with the Commission on August 27, 1992).

               10.5  Net  Lease Agreement  dated
                     December 22, 1992 between the Partnership and RCI West, Inc. relating to the property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to Exhibit 10.6 of Form 10-K filed with the Commission on March 29, 1993).

               10.6  Co-Tenancy Agreement  dated
                     December 30, 1992 between the Partnership and Bruce R. Logan relating to the property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to Exhibit 10.7 of Form 10-K filed with the Commission on March 29, 1993).

               10.7  Co-Tenancy Agreement  dated
                     January  28,  1993 between  the  Partnership
                     and   Frederick  G.  and  Nicole  A.   Hamer
                     relating  to  the  property  at  East  Iliff
                     Avenue   and   Blackhawk   Street,   Aurora,
                     Colorado   (incorporated  by  reference   to
                     Exhibit  10.8  of Form 10-K filed  with  the
                     Commission on March 29, 1993).

               10.8  Net  Lease Agreement  dated
                     February  16,  1993 between the  Partnership
                     and  Red Line Houston One, Ltd. relating  to
                     the   property  at  11th  &  Shepard   Road,
                     Houston, Texas (incorporated by reference to Exhibit 10.9 of Form 10-K filed with the Commission on March 29, 1993).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits - (Continued)

                              Description

               10.9  Net  Lease Agreement  dated
                     February  16,  1993 between the  Partnership
                     and  Red Line Burgers, Inc. relating to  the
                     property  at 6665 Hillcroft Street, Houston,
                     Texas  (incorporated by reference to Exhibit
                     10.10   of   Form   10-K  filed   with   the
                     Commission on March 29, 1993).

             10.10   Purchase   Agreement
                     dated  April 1, 1993 between the Partnership
                     and   Charles   Kimball  relating   to   the
                     property  at  825  South 6th  Street,  Waco,
                     Texas  (incorporated by reference to Exhibit
                     10.16   of   Form   10-K  filed   with   the
                     Commission on March 29, 1994).

             10.11   Net  Lease  Agreement
                     dated  April 2, 1993 between the Partnership
                     and  Red Line Burgers, Inc. relating to  the
                     property   at  4989  Ayers  Street,   Corpus
                     Christi, Texas. (incorporated by reference to Exhibit 10.17 of Form 10-K filed with the Commission on March 29, 1994)

             10.12   Net  Lease  Agreement
                     dated    April   14,   1993   between    the
                     Partnership   and  Apple  Partners   Limited
                     Partnership  relating  to  the  property  at
                     9041-E   Watson  Road,  Crestwood,  Missouri
                     (incorporated by reference to Exhibit  10.18
                     of Form 10-K filed with the Commission on March 29, 1994).

             10.13   Co-Tenancy  Agreement
                     dated    April   29,   1993   between    the
                     Partnership and Charles Kimball relating  to
                     the  property at 825 South 6th Street, Waco,
                     Texas  (incorporated by reference to Exhibit
                     10.19   of   Form   10-K  filed   with   the
                     Commission on March 29, 1994).

             10.14   Net  Lease  Agreement
                     dated June 15, 1993 between the Partnership and Thomas and King, Inc. relating to the property at Turkeyfoot at I-275, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.20 of Form 10-K filed with the Commission on March 29, 1994).

             10.15   Net  Lease  Agreement
                     dated  June 16, 1993 between the Partnership
                     and  JB's Restaurants, Inc. relating to  the
                     property  at 330 South Wilmot Road,  Tucson,
                     Arizona   (incorporated  by   reference   to
                     Exhibit 10.21 of Form 10-K filed with the Commission on March 29, 1994).

             10.16   Net  Lease  Agreement
                     dated  June 23, 1993 between the Partnership
                     and  GC  Covington,  Inc.  relating  to  the
                     property   at   Highway   190   and    I-12,
                     Covington,   Louisiana   (incorporated    by
                     reference to Exhibit 10.22 of Form 10-K filed with the Commission on March 29,
                     1994).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits - (Continued)

                                   Description

          10.17      Net  Lease  Agreement
                     dated  July  8, 1993 between the Partnership
                     and  Red Line Burgers, Inc. relating to  the
                     property   at   FM802,  Brownsville,   Texas
                     (incorporated by reference to Exhibit  10.23
                     of Form 10-K filed with the Commission on March 29, 1994).

          10.18      Net  Lease  Agreement
                     dated  July  8, 1993 between the Partnership
                     and  Red Line Burgers, Inc. relating to  the
                     property  at 1015 East University, Edinburg,
                     Texas  (incorporated by reference to Exhibit
                     10.24   of   Form   10-K  filed   with   the
                     Commission on March 29, 1994).

          10.19      Net  Lease  Agreement
                     dated   September  30,  1993   between   the
                     Partnership  and Casual Restaurant  Concepts
                     II,   Inc.  relating  to  the  property   at
                     Terrace  Walk  Shopping Plaza,  56th  Street
                     and  Fowler Avenue, Temple Terrace,  Florida
                     (incorporated by reference to Exhibit  10.28
                     of Form 10-K filed with the Commission on March 29, 1994).

         10.20       Purchase   Agreement
                     dated   October   21,   1993   between   the
                     Partnership  and  the  Lee  Revocable  Trust
                     relating  to  the property at  Terrace  Walk
                     Shopping  Plaza,  56th  Street  and   Fowler
                     Avenue,      Temple     Terrace,     Florida
                     (incorporated by reference to Exhibit  10.30
                     of Form 10-K filed with the Commission on March 29, 1994).

          10.21      Net  Lease  Agreement
                     dated   December   2,   1993   between   the
                     Partnership   and  Apple  Partners   Limited
                     Partnership  relating  to  the  property  at
                     1220  N.W.  185th Avenue, Beaverton,  Oregon
                     (incorporated by reference to Exhibit  10.31
                     of Form 10-K filed with the Commission on March 29, 1994).

          10.22      Co-Tenancy  Agreement
                     dated   January   11,   1994   between   the
                     Partnership  and  the  Lee  Revocable  Trust
                     relating  to  the property at  Terrace  Walk
                     Shopping  Plaza,  56th  Street  and   Fowler
                     Avenue,      Temple     Terrace,     Florida
                     (incorporated by reference to Exhibit  10.32
                     of Form 10-K filed with the Commission on March 29, 1994).

         10.23       Purchase   Agreement
                     dated    March   11,   1994   between    the
                     Partnership and Robert E. Miller relating to the property at 5779 East Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed with the Commission on March 30,
                     1995).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits - (Continued)

                                  Description

         10.24       Purchase   Agreement
                     dated    March   24,   1994   between    the
                     Partnership  and Bruce R. Logan relating  to
                     the   property  at  East  Iliff  Avenue  and
                     Blackhawk    Street,    Aurora,     Colorado
                     (incorporated by reference to Exhibit  10.29
                     of Form 10-KSB filed with the Commission on March 30, 1995).

          10.25      Co-Tenancy  Agreement
                     dated    March   31,   1994   between    the
                     Partnership and Robert E. Miller relating to the property at 5779 East Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.30 of Form 10-KSB filed with the Commission on March 30,
                     1995).

           10.26     Amendment to Co-Tenancy
                     Agreement  dated April 8, 1994  between  the
                     Partnership  and Bruce R. Logan relating  to
                     the   property  at  East  Iliff  Avenue  and
                     Blackhawk    Street,    Aurora,     Colorado
                     (incorporated by reference to Exhibit  10.31
                     of Form 10-KSB filed with the Commission on March 30, 1995).

          10.27      Promissory Note  dated
                     April  28, 1994 between the Partnership  and
                     Apple  Investment  Group, Inc.  relating  to
                     the  property at Bear Valley Road and  Apple
                     Valley   Road,   Apple  Valley,   California
                     (incorporated by reference to Exhibit  10.32
                     of Form 10-KSB filed with the Commission on March 30, 1995).

          10.28      Net  Lease  Agreement
                     dated    April   28,   1994   between    the
                     Partnership  and  Apple  Investment   Group,
                     Inc.   relating  to  the  property  at  Bear
                     Valley  Road  and Apple Valley  Road,  Apple
                     Valley,    California    (incorporated    by
                     reference to Exhibit 10.33 of Form 10-KSB filed with the Commission on March 30,
                     1995).

         10.29       Purchase   Agreement
                     dated    April   29,   1994   between    the
                     Partnership  and the Tilson  Trust  relating
                     to  the property at 30 Crestview Hills  Mall
                     Road,      Crestview     Hills,     Kentucky
                     (incorporated by reference to Exhibit  10.34
                     of Form 10-KSB filed with the Commission on March 30, 1995).

          10.30      Net  Lease  Agreement
                     dated  May 19, 1994 between the Partnership,
                     AEI  Fund Management XIX, Inc., and Mark  E.
                     Larson,    jointly   and   severally,    and
                     SportsTown,  Inc. relating to  the  property
                     at  1305 Bridford Parkway, Greensboro, North
                     Carolina   (incorporated  by  reference   to
                     Exhibit 10.35 of Form 10-KSB filed with the Commission on March 30, 1995).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits - (Continued)

                               Description

          10.31      Co-Tenancy  Agreement
                     dated  May  25, 1994 between the Partnership
                     and   the  Tilson  Trust  relating  to   the
                     property  at 30 Crestview Hills  Mall  Road,
                     Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.36 of Form 10-KSB filed with the Commission on March 30,
                     1995).

         10.32       Purchase   Agreement
                     dated  June  3, 1994 between the Partnership
                     and  Bruce R. Logan relating to the property
                     at   825  South  6th  Street,  Waco,   Texas
                     (incorporated by reference to Exhibit  10.37
                     of Form 10-KSB filed with the Commission on March 30, 1995).

         10.33       Purchase   Agreement
                     dated  June 17, 1994 between the Partnership
                     and  Richard Bagot relating to the  property
                     at   825  South  6th  Street,  Waco,   Texas
                     (incorporated by reference to Exhibit  10.38
                     of Form 10-KSB filed with the Commission on March 30, 1995).

         10.34       Purchase   Agreement
                     dated June 17, 1994 between the Partnership and Richard Bagot relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.39 of Form 10-KSB filed with the Commission on March 30, 1995).

          10.35      Co-Tenancy  Agreement
                     dated  June 27, 1994 between the Partnership
                     and  Bruce R. Logan relating to the property
                     at   825  South  6th  Street,  Waco,   Texas
                     (incorporated by reference to Exhibit  10.40
                     of Form 10-KSB filed with the Commission on March 30, 1995).

          10.36      Agreement of  Exchange
                     dated  June 30, 1994 between the Partnership
                     and  Texas Taco Cabana, L.P. relating to the
                     properties   at  111  North  General   Bruce
                     Drive,  Temple,  Texas and  2101  S.  IH-35,
                     Round    Rock,   Texas   (incorporated    by
                     reference to Exhibit 10.41 of Form 10-KSB filed with the Commission on March 30,
                     1995).

           10.37     Amendment to Net  Lease
                     Agreement  dated June 30, 1994  between  the
                     Partnership  and  Texas  Taco  Cabana,  L.P.
                     relating  to  the properties  at  111  North
                     General Bruce Drive, Temple, Texas and  2101
                     S. IH-35, Round Rock, Texas (incorporated by reference to Exhibit 10.42 of Form 10-KSB filed with the Commission on March 30,
                     1995).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

         A.   Exhibits - (Continued)

                                  Description

          10.38      Co-Tenancy  Agreement
                     dated  July  7, 1994 between the Partnership
                     and  Richard Bagot relating to the  property
                     at   825  South  6th  Street,  Waco,   Texas
                     (incorporated by reference to Exhibit  10.43
                     of Form 10-KSB filed with the Commission on March 30, 1995).

          10.39      Co-Tenancy  Agreement
                     dated July 15, 1994 between the Partnership and Richard Bagot relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.44 of Form 10-KSB filed with the Commission on March 30, 1995).

          10.40      Net  Lease  Agreement
                     dated    August   3,   1994   between    the
                     Partnership  and  Florida Restaurant  Group,
                     Inc.  relating to the property  at  2080  S.
                     University     Drive,     Davie,     Florida
                     (incorporated by reference to Exhibit  10.45
                     of Form 10-KSB filed with the Commission on March 30, 1995).

         10.41       Purchase   Agreement
                     dated   August   22,   1994   between    the
                     Partnership  and  The Potloff  Living  Trust
                     relating  to  the property at  30  Crestview
                     Hills  Mall Road, Crestview Hills,  Kentucky
                     (incorporated by reference to Exhibit  10.46
                     of Form 10-KSB filed with the Commission on March 30, 1995).

         10.42       Purchase   Agreement
                     dated   September   6,  1994   between   the
                     Partnership  and Patricia J. Grant  relating
                     to  the  property at East Iliff  Avenue  and
                     Blackhawk    Street,    Aurora,     Colorado
                     (incorporated by reference to Exhibit  10.47
                     of Form 10-KSB filed with the Commission on March 30, 1995).

          10.43      Co-Tenancy  Agreement
                     dated   September   9,  1994   between   the
                     Partnership  and Patricia J. Grant  relating
                     to  the  property at East Iliff  Avenue  and
                     Blackhawk    Street,    Aurora,     Colorado
                     (incorporated by reference to Exhibit  10.48
                     of Form 10-KSB filed with the Commission on March 30, 1995).

          10.44      Co-Tenancy  Agreement
                     dated   September   9,  1994   between   the
                     Partnership  and  The Potloff  Living  Trust
                     relating  to  the property at  30  Crestview
                     Hills  Mall Road, Crestview Hills,  Kentucky
                     (incorporated by reference to Exhibit  10.49
                     of Form 10-KSB filed with the Commission on March 30, 1995).

         10.45       Purchase   Agreement
                     dated   November   30,  1994   between   the
                     Partnership, AEI Fund Management XIX,  Inc.,
                     and   Mark   E.   Larson  and  381   Sunrise
                     Associates relating to the property at  1305
                     Bridford    Parkway,    Greensboro,    North
                     Carolina   (incorporated  by  reference   to
                     Exhibit 10.50 of Form 10-KSB filed with the Commission on March 30, 1995).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits - (Continued)

                               Description

         10.46       Purchase   Agreement
                     dated   December   20,  1994   between   the
                     Partnership and the William W. and  Jean  E.
                     Herich   Family   Trust  relating   to   the
                     property  at  825  South 6th  Street,  Waco,
                     Texas  (incorporated by reference to Exhibit
                     10.51   of   Form  10-KSB  filed  with   the
                     Commission on March 30, 1995).

          10.47      Co-Tenancy  Agreement
                     dated   January   12,   1994   between   the
                     Partnership and the William W. and  Jean  E.
                     Herich   Family   Trust  relating   to   the
                     property  at  825  South 6th  Street,  Waco,
                     Texas  (incorporated by reference to Exhibit
                     10.52   of   Form  10-KSB  filed  with   the
                     Commission on March 30, 1995).

         10.48       Purchase   Agreement
                     dated March 7, 1995 between the Partnership and The William W. and Jean E. Herich Family Trust relating to the property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to Exhibit 10.48 of Form 10-KSB filed with the Commission on March 21, 1996).

         10.49       Property  Co-Tenancy
                     Ownership  Agreement dated  March  31,  1995
                     between  the Partnership and The William  W.
                     and Jean E. Herich Family Trust relating  to
                     the   property  at  East  Iliff  Avenue  and
                     Blackhawk    Street,    Aurora,     Colorado
                     (incorporated by reference to Exhibit  10.49
                     of Form 10-KSB filed with the Commission on March 21, 1996).

          10.50      Amendment to  Purchase
                     Agreement  dated April 5, 1995  between  the
                     Partnership, AEI Fund Management XIX,  Inc.,
                     Mark  E.  Larson and 381 Sunrise  Associates
                     relating  to  the property at 1305  Bridford
                     Parkway,    Greensboro,    North    Carolina
                     (incorporated by reference to Exhibit  10.50
                     of Form 10-KSB filed with the Commission on March 21, 1996).

         10.51       Purchase   Agreement
                     dated  June  2, 1995 between the Partnership
                     and   Scott  L.  Skogman  relating  to   the
                     property  at East Iliff Avenue and Blackhawk
                     Street, Aurora, Colorado (incorporated by reference to Exhibit 10.51 of Form 10-KSB filed with the Commission on March 21,
                     1996).

         10.52       Purchase   Agreement
                     dated  June  2, 1995 between the Partnership
                     and   Scott  L.  Skogman  relating  to   the
                     property  at  825  South 6th  Street,  Waco,
                     Texas  (incorporated by reference to Exhibit
                     10.52   of   Form  10-KSB  filed  with   the
                     Commission on March 21, 1996).

         10.53       Purchase   Agreement
                     dated  June  2, 1995 between the Partnership
                     and   Frank  P.  Scalzo  relating   to   the
                     property  at East Iliff Avenue and Blackhawk
                     Street, Aurora, Colorado (incorporated by reference to Exhibit 10.53 of Form 10-KSB filed with the Commission on March 21,
                     1996).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits - (Continued)

                               Description

         10.54       Property  Co-Tenancy
                     Ownership  Agreement  dated  June  15,  1995
                     between   the  Partnership  and   Scott   L.
                     Skogman  relating  to the property  at  East
                     Iliff  Avenue and Blackhawk Street,  Aurora,
                     Colorado   (incorporated  by  reference   to
                     Exhibit 10.54 of Form 10-KSB filed with the Commission on March 21, 1996).

         10.55       Property  Co-Tenancy
                     Ownership  Agreement  dated  June  16,  1995
                     between   the  Partnership  and   Scott   L.
                     Skogman  relating  to the  property  at  825
                     South  6th Street, Waco, Texas (incorporated
                     by   reference  to  Exhibit  10.55  of  Form
                     10-KSB  filed with the Commission  on  March
                     21, 1996).

         10.56       Property  Co-Tenancy
                     Ownership  Agreement  dated  June  16,  1995
                     between the Partnership and Frank P.  Scalzo
                     relating  to  the  property  at  East  Iliff
                     Avenue   and   Blackhawk   Street,   Aurora,
                     Colorado   (incorporated  by  reference   to
                     Exhibit 10.56 of Form 10-KSB filed with the Commission on March 21, 1996).

         10.57       Purchase   Agreement
                     dated July 11, 1995 between the Partnership and Menzel Polzin Partners relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.57 of Form 10-KSB filed with the Commission on March 21,
                     1996).

         10.58       Property  Co-Tenancy
                     Ownership  Agreement  dated  July  14,  1995
                     between  the  Partnership and Menzel  Polzin
                     Partners  relating  to the  property  at  30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.58 of Form 10-KSB filed with the Commission on March 21, 1996).

          10.59      Real Estate  Contract,
                     Promissory Note and Purchase Money  Mortgage
                     and    Security   Agreement   and    Fixture
                     Financing  Statement  dated  July  26,  1995
                     between  the  Partnership  and  Jackson-Shaw
                     Partners  No.  51,  Ltd.  relating  to   the
                     property  at  2080  South University  Drive,
                     Davie, Florida (incorporated by reference to Exhibit 10.59 of Form 10-KSB filed with the Commission on March 21, 1996).

         10.60       Purchase   Agreement
                     dated   September  19,  1995   between   the
                     Partnership   and   Patricia   S.   Marshall
                     relating  to  the property at  Terrace  Walk
                     Shopping  Plaza,  56th  Street  and   Fowler
                     Avenue,      Temple     Terrace,     Florida
                     (incorporated by reference to Exhibit  10.60
                     of Form 10-KSB filed with the Commission on March 21, 1996).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits - (Continued)

                               Description

         10.61       Property  Co-Tenancy
                     Ownership  Agreement  dated  September   28,
                     1995  between  the Partnership and  Patricia
                     S.  Marshall  relating to  the  property  at
                     Terrace  Walk  Shopping Plaza,  56th  Street
                     and  Fowler Avenue, Temple Terrace,  Florida
                     (incorporated by reference to Exhibit  10.61
                     of Form 10-KSB filed with the Commission on March 21, 1996).

       10.62         Purchase     and
                     Sale/Leaseback Agreement dated November  16,
                     1995  between the Partnership, AEI Net Lease
                     Income    &    Growth   Fund   XX    Limited
                     Partnership,  AEI Income & Growth  Fund  XXI
                     Limited Partnership and The Musicland  Group
                     relating   to  the  property  at  7370-153rd
                     Street   West,   Apple   Valley,   Minnesota
                     (incorporated by reference to Exhibit  10.62
                     of Form 10-KSB filed with the Commission on March 21, 1996).

         10.63       Purchase   Agreement
                     dated   November   27,  1995   between   the
                     Partnership   and   The   Nicoletta    Trust
                     relating  to  the property at  30  Crestview
                     Hills  Mall Road, Crestview Hills,  Kentucky
                     (incorporated by reference to Exhibit  10.63
                     of Form 10-KSB filed with the Commission on March 21, 1996).

         10.64       Purchase   Agreement
                     dated   December   2,   1995   between   the
                     Partnership   and  The  Joan  Koller   Trust
                     relating  to  the property at  Terrace  Walk
                     Shopping  Plaza,  56th  Street  and   Fowler
                     Avenue,      Temple     Terrace,     Florida
                     (incorporated by reference to Exhibit  10.64
                     of Form 10-KSB filed with the Commission on March 21, 1996).

         10.65       Purchase   Agreement
                     dated   December   2,   1995   between   the
                     Partnership   and  The  Joan  Koller   Trust
                     relating  to  the property at  30  Crestview
                     Hills  Mall Road, Crestview Hills,  Kentucky
                     (incorporated by reference to Exhibit  10.65
                     of Form 10-KSB filed with the Commission on March 21, 1996).

         10.66       Property  Co-Tenancy
                     Ownership Agreement dated December  7,  1995
                     between the Partnership and The Joan  Koller
                     Trust  relating to the property  at  Terrace
                     Walk  Shopping Plaza, 56th Street and Fowler
                     Avenue,      Temple     Terrace,     Florida
                     (incorporated by reference to Exhibit  10.66
                     of Form 10-KSB filed with the Commission on March 21, 1996).

         10.67       Property  Co-Tenancy
                     Ownership Agreement dated December  8,  1995
                     between the Partnership and The Joan  Koller
                     Trust   relating  to  the  property  at   30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.67 of Form 10-KSB filed with the Commission on March 21, 1996).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits - (Continued)

                               Description

         10.68       Property  Co-Tenancy
                     Ownership Agreement dated December  8,  1995
                     between  the  Partnership and The  Nicoletta
                     Trust   relating  to  the  property  at   30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.68 of Form 10-KSB filed with the Commission on March 21, 1996).

          10.69      Lease Agreement  dated
                     December  21,  1995 between the Partnership,
                     AEI  Net  Lease  Income  &  Growth  Fund  XX
                     Limited  Partnership, AEI  Income  &  Growth
                     Fund   XXI  Limited  Partnership   and   The
                     Musicland Group relating to the property  at
                     7370-153rd   Street  West,   Apple   Valley,
                     Minnesota  (incorporated  by  reference   to
                     Exhibit 10.69 of Form 10-KSB filed with the Commission on March 21, 1996).

         10.70       Purchase  and   Sale
                     Agreement  dated  January 10,  1996  between
                     the  Partnership,  AEI Net  Lease  Income  &
                     Growth  Fund  XX  Limited  Partnership,  AEI
                     Income    &   Growth   Fund   XXI    Limited
                     Partnership and TKC X, LLC relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.70 of Form 10-KSB filed with the Commission on March 21,
                     1996).

          10.71      Net  Lease  Agreement
                     dated August 2, 1995, between TKC X, LLC and Garden Ridge, Inc. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on April 10, 1996).

         10.72       Purchase  and   Sale
                     Agreement  dated  January 10,  1996  between
                     the  Partnership, AEI Income &  Growth  Fund
                     XXI   Limited  Partnership,  AEI  Net  Lease
                     Income    &    Growth   Fund   XX    Limited
                     Partnership, and TKC X, LLC relating to  the
                     Garden  Ridge  store  in  Pineville,   North
                     Carolina   (incorporated  by  reference   to
                     Exhibit  10.2  of Form 8-K  filed  with  the
                     Commission on April 10, 1996).

          10.73      First  Amendment   to
                     Lease  Agreement dated March 1, 1996 between
                     TKC  X,  LLC and Garden Ridge, L.P. relating
                     to  the  property  at 11415  Carolina  Place
                     Parkway,     Pineville,    North    Carolina
                     (incorporated by reference to  Exhibit  10.3
                     of Form 8-K filed with the Commission on April 10, 1996).

        10.74        Assignment    and
                     Assumption  of  Lease dated March  28,  1996
                     between   the  Partnership,  AEI  Income   &
                     Growth  Fund  XXI  Limited Partnership,  AEI
                     Net  Lease  Income & Growth Fund XX  Limited
                     Partnership, and TKC X, LLC relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.4 of Form 8-K filed with the Commission on April 10, 1996).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits - (Continued)

                            Description

         10.75       Purchase   Agreement
                     dated    April    4,   1996   between    the
                     Partnership,  Larry Z.  White  and  Mary  J.
                     White  relating to the property at 330 South
                     Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on May 13, 1996).

         10.76       Property  Co-Tenancy
                     Ownership  Agreement  dated  April  5,  1996
                     between the Partnership, Larry Z. White  and
                     Mary  J.  White relating to the property  at
                     330   South  Wilmot  Road,  Tucson,  Arizona
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on May 13, 1996).

         10.77       Purchase   Agreement
                     dated    April   19,   1996   between    the
                     Partnership  and  the  Gummersheimer  Living
                     Trust   relating  to  the  property  at   30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.3 of Form 10-QSB filed with the Commission on May 13, 1996).

         10.78       Property  Co-Tenancy
                     Ownership  Agreement dated  April  26,  1996
                     between    the    Partnership    and     the
                     Gummersheimer Living Trust relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on May 13, 1996).

         10.79       Purchase   Agreement
                     dated    April   18,   1996   between    the
                     Partnership  and  Marshall Kilduff  relating
                     to  the property at 30 Crestview Hills  Mall
                     Road,      Crestview     Hills,     Kentucky
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on August 12, 1996).

         10.80       Property  Co-Tenancy
                     Ownership  Agreement  dated  May  15,   1996
                     between   the   Partnership   and   Marshall
                     Kilduff  relating  to  the  property  at  30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.2 of Form 10-QSB filed with the Commission on August 12, 1996).

         10.81       Purchase   Agreement
                     dated  May  28, 1996 between the Partnership
                     and   Janet  Y.  Thompson  relating  to  the
                     property  at  Terrace Walk  Shopping  Plaza,
                     56th   Street  and  Fowler  Avenue,   Temple
                     Terrace, Florida (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on August 12, 1996).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits - (Continued)

                                Description

         10.82       Property  Co-Tenancy
                     Ownership  Agreement  dated  June  7,   1996
                     between   the  Partnership  and   Janet   Y.
                     Thompson   relating  to  the   property   at
                     Terrace  Walk  Shopping Plaza,  56th  Street
                     and  Fowler Avenue, Temple Terrace,  Florida
                     (incorporated by reference to  Exhibit  10.4
                     of Form 10-QSB filed with the Commission on August 12, 1996).

         10.83       Purchase   Agreement
                     dated   October   8,   1996   between    the
                     Partnership  and the Mark A.  Benson  Living
                     Trust   relating  to  the  property  at   30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.1 of Form 10-QSB filed with the Commission on November 14, 1996).

         10.84       Property  Co-Tenancy
                     Ownership Agreement dated October  17,  1996
                     between  the Partnership and Mark A.  Benson
                     Living Trust relating to the property at  30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.2 of Form 10-QSB filed with the Commission on November 14, 1996).

         10.85       Purchase   Agreement
                     dated  July 16, 1996 between the Partnership
                     and   Tom   Bibleheimer  relating   to   the
                     property  at  2101  S.  IH-35,  Round  Rock,
                     Texas  (incorporated by reference to Exhibit
                     10.5   of   Form  10-QSB  filed   with   the
                     Commission on August 12, 1996).

          10.86      Promissory Note  dated
                     November  6,  1996 between the  Partnership,
                     John Schulz and Tom Bibleheimer relating  to
                     the  property at 2101 S. IH-35, Round  Rock,
                     Texas  (incorporated by reference to Exhibit
                     10.3   of   Form  10-QSB  filed   with   the
                     Commission on November 14, 1996).

        10.87        Assignment    and
                     Assumption of Lease dated November  6,  1996
                     between  the  Partnership, John  Schulz  and
                     Tom Bibleheimer relating to the property  at
                     2101    S.   IH-35,   Round   Rock,    Texas
                     (incorporated by reference to  Exhibit  10.4
                     of Form 10-QSB filed with the Commission on November 14, 1996).

          10.88      Deed  of  Trust   and
                     Security  Agreement  and  Fixture  Financing
                     Statement and Assignment of Rent and  Leases
                     dated   November   6,   1996   between   the
                     Partnership,    John    Schulz    and    Tom
                     Bibleheimer  relating  to  the  property  at
                     2101    S.   IH-35,   Round   Rock,    Texas
                     (incorporated by reference to  Exhibit  10.5
                     of Form 10-QSB filed with the Commission on November 14, 1996).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          A.   Exhibits - (Continued)

                                 Description


         10.89       Subordination   Non-
                     Disturbance  and Attornment Agreement  dated
                     November  6,  1996 between the  Partnership,
                     John Schulz and Tom Bibleheimer relating  to
                     the  property at 2101 S. IH-35, Round  Rock,
                     Texas  (incorporated by reference to Exhibit
                     10.6   of   Form  10-QSB  filed   with   the
                     Commission on November 14, 1996).

         10.90       Purchase   Agreement
                     dated   November   6,   1996   between   the
                     Partnership  and Teresa E.  and  William  H.
                     Balster  relating to the property at Terrace
                     Walk  Shopping Plaza, 56th Street and Fowler
                     Avenue, Temple Terrace, Florida.

         10.91       Property  Co-Tenancy
                     Agreement dated November 15, 1996 between the Partnership and Teresa E. and William
                     H. Balster relating to the property at Terrace Walk Shopping Plaza, 56th Street and Fowler Avenue, Temple Terrace, Florida.

         10.92       Purchase   Agreement
                     dated   December   26,  1996   between   the
                     Partnership and William E. Mason and Hazel mason relating to the property at Terrace Walk Shopping Plaza, 56th Street and Fowler Avenue, Temple Terrace, Florida.

         10.93       Property  Co-Tenancy
                     Ownership  Agreement dated January  2,  1997
                     between  the  Partnership  and  William   E.
                     Mason  and  Hazel  Mason  relating  to   the
                     property  at  Terrace Walk  Shopping  Plaza,
                     56th   Street  and  Fowler  Avenue,   Temple
                     Terrace, Florida.

               27    Financial Data Schedule for
                     period ended December 31, 1996.

        B.    Reports on Form 8-K and 8-
              K/A   During  the quarter  ended
              December    31,    1996,     the
              Partnership  filed a  Form  8-K,
              dated    November    19,    1996
              reporting the sale of  the  Taco
              Cabana   restaurant   in   Round
              Rock, Texas.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AEI NET LEASE INCOME & GROWTH FUND XIX
                        Limited Partnership
                        By: AEI Fund Management XIX, Inc.
                        Its Managing General Partner



March 26, 1997          By: /s/ Robert P. Johnson
                                Robert P. Johnson, President and Director
                               (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                                Title                      Date


/s/ Robert P.Johnson   President (Principal Executive Officer)  March 26, 1997
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 26, 1997
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)