Form 10QSB
period 1997-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1997-05-15
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1997 and December 31, 1996

         Statements for the Periods ended March 31, 1997 and 1996:

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

                          BALANCE SHEET

              MARCH 31, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                         1997          1996

CURRENT ASSETS:
  Cash and Cash Equivalents                         $ 3,807,625    $ 2,477,783
  Receivables                                            16,041         17,842
  Current Portion of Long-Term Notes Receivable          30,147         69,049
                                                     -----------    -----------
      Total Current Assets                            3,853,813      2,564,674
                                                     -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                4,378,646      4,435,197
  Buildings and Equipment                             8,830,028      9,459,091
  Property Acquisition Costs                             56,475         29,041
  Accumulated Depreciation                             (873,639)      (881,049)
                                                     -----------    -----------
      Net Investments in Real Estate                 12,391,510     13,042,280
                                                     -----------    -----------
OTHER ASSETS:
  Long-Term Notes Receivable-Net of Current Portion   1,484,473      2,100,919
                                                     -----------    -----------
            Total  Assets                           $17,729,796    $17,707,873
                                                     ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    97,847    $    37,417
  Distributions Payable                                 420,957        421,057
  Unearned Rent                                          33,338              0
                                                     -----------    -----------
      Total Current Liabilities                         552,142        458,474
                                                     -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                       (8,644)        (7,927)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   21,015 Units outstanding                          17,186,298     17,257,326
                                                     -----------    -----------
      Total Partners' Capital                        17,177,654     17,249,399
                                                     -----------    -----------
        Total Liabilities and Partners' Capital     $17,729,796    $17,707,873
                                                     ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        1997           1996

INCOME:
   Rent                                             $   369,969    $   461,510
   Investment Income                                     87,809         97,522
                                                     -----------    -----------
        Total Income                                    457,778        559,032
                                                     -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates               54,111         67,280
   Partnership Administration and Property
      Management - Unrelated Parties                     33,824         16,432
   Depreciation                                          80,069         91,353
                                                     -----------    -----------
        Total Expenses                                  168,004        175,065
                                                     -----------    -----------

OPERATING INCOME                                        289,774        383,967

GAIN ON SALE OF REAL ESTATE                              77,703              0

MINORITY INTEREST IN OPERATING INCOME                         0        (94,168)
                                                     -----------    -----------

NET INCOME                                          $   367,477    $   289,799
                                                     ===========    ===========

NET INCOME ALLOCATED:
   General Partners                                 $     3,675    $     2,898
   Limited Partners                                     363,802        286,901
                                                     -----------    -----------
                                                    $   367,477    $   289,799
                                                     ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (21,015 and 21,121 weighted average Units
   outstanding in 1997 and 1996, respectively)      $     17.31    $     13.58
                                                     ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                          1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                       $   367,477   $   289,799

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                         80,069        91,353
     Gain on Sale of Real Estate                         (77,703)            0
     Decrease in Receivables                               1,801        62,769
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                         60,430       (76,460)
     Increase in Unearned Rent                            33,338             0
     Minority Interest                                         0       (34,984)
                                                      -----------   -----------
        Total Adjustments                                 97,935        42,678
                                                      -----------   -----------
        Net Cash Provided By
        Operating Activities                             465,412       332,477
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                            (27,434)   (3,519,503)
   Proceeds from Sale of Real Estate                     675,838             0
   Payments Received on Long-Term Notes Receivable       655,348         8,575
                                                      -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                           1,303,752    (3,510,928)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable             (100)     (75,915)
   Distributions to Partners                            (439,222)    (441,573)
                                                      -----------   -----------
        Net Cash Used For
        Financing Activities                            (439,322)    (517,488)
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                   1,329,842   (3,695,939)

CASH AND CASH EQUIVALENTS,
   beginning of period                                 2,477,783    4,702,376
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS,
   end of period                                     $ 3,807,625  $ 1,006,437
                                                      ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                      Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1995  $  (9,526)   $17,099,100   $17,089,574   21,121.43

  Distributions                (4,416)      (437,157)     (441,573)

  Net Income                    2,898        286,901       289,799
                             ----------   -----------   -----------  ---------
BALANCE, March 31, 1996     $ (11,044)   $16,948,844   $16,937,800   21,121.43
                             ==========   ===========   ===========  =========


BALANCE, December 31, 1996  $  (7,927)   $17,257,326   $17,249,399   21,015.23

  Distributions                (4,392)      (434,830)     (439,222)

  Net Income                    3,675        363,802       367,477
                             ----------   -----------   -----------  ---------
BALANCE, March 31, 1997     $  (8,644)   $17,186,298   $17,177,654   21,015.23
                             ==========   ===========   ===========  =========




 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1997

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership's properties are all commercial, single-tenant buildings. For those properties in the table below which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at March 31, 1997 are as follows:

                                          Buildings and            Accumulated
Property                         Land       Equipment     Total    Depreciation

Taco Cabana, Houston, TX       $  334,414  $  212,908  $  547,322   $  40,216
Taco Cabana, San Antonio, TX      598,533     548,741   1,147,274      95,959
Taco Cabana, Waco, TX               7,788      11,932      19,720       2,013
Applebee's, Aurora, CO             15,969      28,813      44,782       4,567
Red Line Burger, Houston, TX            0     299,531     299,531      48,670
Red Line Burger, Houston, TX            0     303,629     303,629      49,277
Red Line Burger, Corpus Christi, TX     0     280,378     280,378      44,125
Applebee's, Crestwood, MO               0     803,418     803,418     112,001
Applebee's, Crestview Hills, KY     4,490       9,549      14,039       1,267
HomeTown Buffet, Tucson, AZ       329,136     281,619     610,755      35,594
Applebee's, Covington, LA         358,521     740,564   1,099,085     102,684
Applebee's, Temple Terrace, FL     44,568      51,694      96,262       6,716
Applebee's, Beaverton, OR         636,972   1,123,107   1,760,079     132,534
Denny's, Apple Valley, CA         461,013     716,642   1,177,655      73,370
Media Play, Apple Valley, MN      415,393     973,974   1,389,367      43,195
Garden Ridge, Pineville, NC     1,171,849   2,443,529   3,615,378      81,451
                               ----------- ----------- ----------- -----------
                              $ 4,378,646 $ 8,830,028 $13,208,674 $   873,639
                               =========== =========== =========== ===========

     Through March 31, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the three months ended March 31, 1997, the net gain was $61,611.

     Through March 31, 1997, the Partnership sold 98.8946% of the Applebee's restaurant in Crestview Hills, Kentucky, in nine separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,627,539 which resulted in a total net gain of $436,533. The total cost and related accumulated depreciation of the interests sold was $1,256,017 and $65,011, respectively.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On November 6, 1996, the Partnership sold the Taco Cabana restaurant in Round Rock, Texas to an unrelated third party. The Partnership recognized net sale proceeds of $963,049, which resulted in a net gain of $262,803. The total cost and related accumulated depreciation was $749,710 and $49,464, respectively. As part of the net sale proceeds, the Partnership received a Promissory Note for $660,000. The Note bears interest at a 9% rate. On March 27, 1997, the Partnership received the outstanding principal and accrued interest on the Note.

     During the first three months of 1997 and the year 1996, the Partnership distributed net sale proceeds of $52,009 and $121,458, respectively, to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.45 and $5.69 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

     In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one of the Red Line Burger properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $43,742 to $15,000 for each property with additional rent of 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease, as amended, and rejected the other two. In addition, the plan allowed the Rally's properties to be sold and on February14, 1997, the Partnership received net sales proceeds of $500,000, which resulted in a net gain of $16,092. The Partnership is negotiating to re-lease or sell the other two Red Line Burger properties in Houston, Texas. The Partnership did not collect $213,562 of pre-petition and post-petition rent related to the five properties, which was not accrued for financial reporting purposes due to the uncertainty of collection.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

     The Partnership has incurred net costs of $554,576 relating to the review of potential property acquisitions. Of these costs, $498,101 have been capitalized and allocated to land, building and equipment. The remaining costs of $56,475 have been capitalized and will be allocated to properties acquired subsequent to March 31, 1997.

(4)  Long-Term Notes Receivable -

     On July 26, 1995, the Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant in Davie, Florida. The Note requires forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest is being charged on the Note at the rate of 10% on the outstanding principal balance. The Note is secured by the land, building and equipment. As of March 31, 1997 and December31, 1996, the outstanding principal due on the note was $1,514,620 and $1,522,211, respectively.

     The Partnership received a Promissory Note from the sale of the Taco Cabana restaurant as discussed in Note 3. The Note bears interest at a 9% rate. The Note was secured by the land, building and equipment. On March 27, 1997, the Partnership received the outstanding principal and accrued interest due on the Note.

     Scheduled maturities of the long-term note receivable is as follows:

                       1997          $    21,824
                       1998               32,497
                       1999            1,460,299
                                      -----------
                                     $ 1,514,620
                                      ===========


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1997 and 1996, total rental income, which in 1996, includes the minority interests' share of rental income, was $369,969 and $461,510, respectively. The Partnership's share of 1996 rental income was $348,443. During the same periods, the Partnership earned investment income of $87,809 and $97,522, respectively. In 1997, the Partnership's share of rental income increased mainly as a result of rent received on one property acquisition and rent increases on ten properties. The increase in rental income was partially offset by the property sales and the Media Play situations discussed below.

        In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one of the Red Line Burger properties. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $43,742 to $15,000 for each property with additional rent of 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease, as amended, and rejected the other two. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sales proceeds of $500,000, which resulted in a net gain of $16,092. The Partnership is negotiating to re-lease or sell the other two Red Line Burger properties in Houston, Texas. The Partnership did not collect $213,562 of pre-petition and post-petition rent related to the five properties, which was not accrued for financial reporting purposes due to the uncertainty of collection.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       During the three months ended March 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $54,111 and $67,280, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $33,824 and $16,432, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1997 related to the Media Play and Red Line/Rally's situations discussed above.

        As of March 31, 1997, the Partnership's annualized cash distribution rate was 8.50%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1997, the Partnership's cash balances increased $1,329,842 mainly as a result of proceeds received from the sale of real estate and payments received on long-term notes, as discussed below. Net cash provided by operating activities increased from $332,477 in 1996 to $465,412 in 1997 mainly as the result of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the three months ended March 31, 1997, the Partnership generated cash flow from the sale of real estate, as discussed below, of $675,838. During the same periods, the Partnership expended $27,434 and $3,519,503, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.

        Through March 31, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the three months ended March 31, 1997, the net gain was $61,611.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through March 31, 1997, the Partnership sold 98.8946% of the Applebee's restaurant in Crestview Hills, Kentucky, in nine separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,627,539 which resulted in a total net gain of $436,533. The total cost and related accumulated depreciation of the interests sold was $1,256,017 and $65,011, respectively.

       On April 5, 1996, the Partnership sold a 12.7585% interest in the HomeTown Buffet restaurant in Tucson, Arizona to an unrelated third party. The Partnership received net sale proceeds of $201,357 which resulted in a net gain of $44,259. The total cost and related accumulated depreciation of the interest sold was $164,251 and $7,153, respectively.

        On November 6, 1996, the Partnership sold the Taco Cabana restaurant in Round Rock, Texas to an unrelated third party. The Partnership recognized net sale proceeds of $963,049, which resulted in a net gain of $262,803. The total cost and related accumulated depreciation was $749,710 and $49,464, respectively. As part of the net sale proceeds, the Partnership received a Promissory Note for $660,000. The Note bears interest at a 9% rate. On March 27, 1997, the Partnership received the outstanding principal and accrued interest on the Note.

        During the first three months of 1997 and the year 1996, the Partnership distributed net sale proceeds of $52,009 and $121,458, respectively, to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.45 and $5.69 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits -
                                Description

             27  Financial Data Schedule  for  period
                 ended March 31, 1997.

         b.      Reports filed on Form 8-K - None.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1997          AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)