Form 10QSB
period 1997-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1997-08-13
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1997 and  December 31, 1996

         Statements for the Periods ended June 30, 1997 and 1996:

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

                          BALANCE SHEET

               JUNE 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                      1997            1996
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 3,020,998      $ 2,477,783
  Receivables                                         12,907           17,842
  Current Portion of Long-Term Notes Receivable       30,914           69,049
                                                  -----------      -----------
      Total Current Assets                         3,064,819        2,564,674
                                                  -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,378,646        4,435,197
  Buildings and Equipment                          8,830,028        9,459,091
  Construction Advances                              626,628                0
  Property Acquisition Costs                          80,982           29,041
  Accumulated Depreciation                          (950,932)        (881,049)
                                                  -----------      -----------
      Net Investments in Real Estate              12,965,352       13,042,280
                                                  -----------      -----------
OTHER ASSETS:
   Long-Term Notes Receivable -
      Net of Current Portion                       1,476,749        2,100,919
                                                  -----------      -----------
          Total Assets                           $17,506,920      $17,707,873
                                                  ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    56,287      $    37,417
  Distributions Payable                              420,958          421,057
  Unearned Rent                                       32,156                0
                                                  -----------      -----------
      Total Current Liabilities                      509,401          458,474
                                                  -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (10,446)          (7,927)
  Limited Partners, $1,000 Unit Value;
  30,000 Units authorized; 21,152 Units issued;
  21,015 Units outstanding                        17,007,965       17,257,326
                                                  -----------      -----------
      Total Partners' Capital                     16,997,519       17,249,399
                                                  -----------      -----------
       Total Liabilities and Partners' Capital   $17,506,920      $17,707,873
                                                  ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended        Six Months Ended
                                6/30/97       6/30/96     6/30/97     6/30/96

INCOME:
   Rent                       $  354,869   $  578,398   $  724,838  $1,039,908
   Investment Income              87,150       57,485      174,959     155,007
                               ----------   ----------   ----------  ----------
        Total Income             442,019      635,883      899,797   1,194,915
                               ----------   ----------   ----------  ----------

EXPENSES:
   Partnership Administration -
     Affiliates                   72,988       47,404      127,099     114,684
   Partnership Administration
     and Property Management -
     Unrelated Parties            32,650       16,624       66,474      33,056
   Depreciation                   77,293      111,490      157,362     202,843
                               ----------   ----------   ----------  ----------
        Total Expenses           182,931      175,518      350,935     350,583
                               ----------   ----------   ----------  ----------

OPERATING INCOME                 259,088      460,365      548,862     844,332

GAIN ON SALE OF REAL ESTATE            0      171,013       77,703     171,013

MINORITY INTEREST IN
NET INCOME                             0     (102,559)           0    (196,727)
                               ----------   ----------   ----------  ----------

NET INCOME                    $  259,088   $  528,819   $  626,565  $  818,618
                               ==========   ==========   ==========  ==========

NET INCOME ALLOCATED:
   General Partners           $    2,591   $    5,288   $    6,266  $    8,186
   Limited Partners              256,497      523,531      620,299     810,432
                               ----------   ----------   ----------  ----------
                              $  259,088   $  528,819   $  626,565  $  818,618
                               ==========   ==========   ==========  ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (21,015 and 21,121 weighted
  average Units outstanding
  in 1997 and 1996,
  respectively)               $    12.21  $    24.79    $    29.52  $    38.37
                               ==========  ==========    ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   626,565    $   818,618

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      157,362        202,843
     Gain on Sale of Real Estate                       (77,703)      (171,013)
     Decrease in Receivables                             4,935        111,804
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       18,870        (58,506)
     Increase in Unearned Rent                          32,156         41,299
     Minority Interest                                       0        (57,636)
                                                    -----------    -----------
        Total Adjustments                              135,620         68,791
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           762,185        887,409
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (678,569)    (3,541,930)
   Proceeds from Sale of Real Estate,
      Net of Minority Interest                         675,838        591,752
   Payments Received on Long-Term Notes Receivable     662,305         12,975
                                                    -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                           659,574     (2,937,203)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                       (99)       (78,264)
   Distributions to Partners                          (878,445)      (880,796)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (878,544)      (959,060)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                543,215     (3,008,854)

CASH AND CASH EQUIVALENTS, beginning of period       2,477,783      4,702,376
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period           $ 3,020,998    $ 1,693,522
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995  $ (9,526)   $17,099,100   $17,089,574    21,121.43

  Distributions               (8,808)      (871,988)     (880,796)

  Net Income                   8,186        810,432       818,618
                             --------    -----------   -----------  -----------
BALANCE, June 30, 1996      $(10,148)   $17,037,544   $17,027,396    21,121.43
                             ========    ===========  ============  ===========


BALANCE, December 31, 1996  $ (7,927)   $17,257,326   $17,249,399    21,015.23

  Distributions               (8,785)      (869,660)     (878,445)

  Net Income                   6,266        620,299       626,565
                             --------    -----------   -----------  -----------
BALANCE, June 30, 1997      $(10,446)   $17,007,965   $16,997,519    21,015.23
                             ========    ===========   ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership's properties are all commercial, single-tenant buildings. For those properties in the table below which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at June 30, 1997 are as follows:

                                         Buildings and            Accumulated
Property                          Land     Equipment      Total   Depreciation

Taco Cabana, Houston, TX      $  334,414  $  212,908   $  547,322  $   41,990
Taco Cabana, San Antonio, TX     598,533     548,741    1,147,274     100,718
Taco Cabana, Waco, TX              7,788      11,932       19,720       2,115
Applebee's, Aurora, CO            15,969      28,813       44,782       4,825
Red Line Burger, Houston, TX           0     299,531      299,531      51,619
Red Line Burger, Houston, TX           0     303,629      303,629      52,264
Red Line Burger, Corpus Christi, TX    0     280,378      280,378      46,883
Applebee's, Crestwood, MO              0     803,418      803,418     119,075
Applebee's, Crestview Hills, KY    4,490       9,549       14,039       1,351
HomeTown Buffet, Tucson, AZ      329,136     281,619      610,755      37,940
Applebee's, Covington, LA        358,521     740,564    1,099,085     109,454
Applebee's, Temple Terrace, FL    44,568      51,694       96,262       7,196
Applebee's, Beaverton, OR        636,972   1,123,107    1,760,079     142,474
Denny's, Apple Valley, CA        461,013     716,642    1,177,655      79,658
Media Play, Apple Valley, MN     415,393     973,974    1,389,367      51,556
Garden Ridge, Pineville, NC    1,171,849   2,443,529    3,615,378     101,814
                               ----------  ----------  -----------  ----------
                              $4,378,646  $8,830,028  $13,208,674  $  950,932
                               ==========  ==========  ===========  ==========

     Through June 30, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the six months ended June 30, 1997 and 1996, the net gain was $61,611 and $29,884, respectively.

     Through June 30, 1997, the Partnership sold 98.8946% of the Applebee's restaurant in Crestview Hills, Kentucky, in nine separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,627,539 which resulted in a total net gain of $436,533. The total cost and related accumulated depreciation of the interests sold was $1,256,017 and $65,011, respectively. For the six months ended June 30, 1996, the net gain was $96,870.

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

     During the first six months of 1997 and the year 1996, the Partnership distributed net sale proceeds of $154,850 and $121,458, respectively, to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $7.29 and $5.69 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

     In May, 1997, the Partnership entered into an agreement to purchase a Party City retail store in Gainesville, Georgia for approximately $1,450,000. The property will be leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $159,500. Through June 30, 1997, the Partnership had advanced $626,628 for the construction of the property and was charging interest on the Note at the rate of 7.5%.

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

     The Partnership has incurred net costs of $579,084 relating to the review of potential property acquisitions. Of these costs, $498,102 have been capitalized and allocated to land, building and equipment. The remaining costs of $80,982 have been capitalized and will be allocated to properties acquired subsequent to June 30, 1997.

(4)  Long-Term Notes Receivable -

     On July 26, 1995, the Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant in Davie, Florida. The Note requires forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest is being charged on the Note at the rate of 10% on the outstanding principal balance. The Note is secured by the land, building and equipment. As of June 30, 1997 and December31, 1996, the outstanding principal due on the note was $1,507,663 and $1,522,211, respectively.

     The Partnership received a Promissory Note from the sale of the Taco Cabana restaurant as discussed in Note 3. The Note bears interest at a 9% rate. The Note was secured by the land, building and equipment. On March 27, 1997, the Partnership received the outstanding principal and accrued interest due on the Note.

     Scheduled maturities of the long-term note receivable is as follows:

                       1997          $    14,867
                       1998               32,497
                       1999            1,460,299
                                       ----------
                                     $ 1,507,663
                                       ==========

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1997 and 1996, total rental income, which in 1996, includes the minority interests' share of rental income, was $724,838 and $1,039,908, respectively. The Partnership's share of 1996 rental income was $804,466. During the same periods, the Partnership earned investment income of $174,959 and $155,007, respectively. In 1997, the Partnership's share of rental income decreased mainly as a result of the Media Play situation and property sales discussed below. The decrease in rental income was partially offset by rent received on one property acquisition and rent increases on ten properties.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $127,099 and $114,684, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $66,474 and $33,056, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1997 related to the Media Play and Red Line/Rally's situations discussed above.

        As of June 30, 1997, the Partnership's annualized cash distribution rate was 8.50%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1997, the Partnership's cash balances increased $543,215 as a result of proceeds received from the sale of real estate and payments received on long-term notes, as discussed below. This increase was partially offset by cash expended to reinvest the sales proceeds in new property and distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $887,409 in 1996 to $762,185 in 1997 mainly as the result of a decrease in rental income and an increase in expenses in 1997.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the six months ended June30, 1997 and 1996, the Partnership generated cash flow from the sale of real estate, as discussed below, of $675,838 and $591,752, respectively. During the same periods, the Partnership expended $678,569 and $3,541,930, respectively, to invest in real properties (inclusive of acquisition expenses), as the
Partnership continued to reinvest the cash generated from the property sales.

        Through June 30, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the six months ended June 30, 1997 and 1996, the net gain was $61,611 and $29,884, respectively.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through June 30, 1997, the Partnership sold 98.8946% of the Applebee's restaurant in Crestview Hills, Kentucky, in nine separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,627,539 which resulted in a total net gain of $436,533. The total cost and related accumulated depreciation of the interests sold was $1,256,017 and $65,011, respectively. For the six months ended June 30, 1996, the net gain was $96,870.

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

       During the first six months of 1997 and the year 1996, the Partnership distributed net sale proceeds of $154,850 and $121,458, respectively, to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $7.29 and $5.69 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

       In May, 1997, the Partnership entered into an agreement to purchase a Party City retail store in Gainesville, Georgia for approximately $1,450,000. The property will be leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $159,500. Through June 30, 1997, the Partnership had advanced $626,628 for the construction of the property and was charging interest on the Note at the rate of 7.5%.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits -
                                Description

           10.1   Promissory  Note  and  Construction
                  Loan  Agreement dated June27, 1997 between
                  the   Partnership  and   Party   City   of
                  Atlanta, Inc. relating to the property  at
                  679   Dawsonville  Highway,   Gainesville,
                  Georgia.

            27    Financial Data Schedule  for  period
                  ended June 30, 1997.

          b.  Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 5, 1997        AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



                              By:/s/ Robert P Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By:/s/ Mark E Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)