Form 10QSB
period 1997-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1997-11-13
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1997 and December 31, 1996

          Statements for the Periods ended September 30, 1997 and 1996:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                      1997             1996
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,371,027      $ 2,477,783
  Receivables                                          41,507           17,842
  Current Portion of Long-Term Notes Receivable        31,699           69,049
                                                   -----------      -----------
      Total Current Assets                          2,444,233        2,564,674
                                                   -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              4,378,646        4,435,197
  Buildings and Equipment                           8,830,028        9,459,091
  Construction Advances                             1,163,869                0
  Property Acquisition Costs                          102,071           29,041
  Accumulated Depreciation                         (1,028,226)        (881,049)
                                                   -----------      -----------
      Net Investments in Real Estate               13,446,388       13,042,280
                                                   -----------      -----------
OTHER ASSETS:
  Long-Term Notes Receivable -
    Net of Current Portion                          1,468,825        2,100,919
                                                   -----------      -----------
        Total Assets                              $17,359,446      $17,707,873
                                                   ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    70,614      $    37,417
  Distributions Payable                               417,630          421,057
  Unearned Rent                                        33,543                0
                                                   -----------      -----------
      Total Current Liabilities                       521,787          458,474
                                                   -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (12,044)          (7,927)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   21,015 Units outstanding                        16,849,703       17,257,326
                                                   -----------      -----------
      Total Partners' Capital                      16,837,659       17,249,399
                                                   -----------      -----------
        Total Liabilities and Partners' Capital   $17,359,446      $17,707,873
                                                   ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                 Three Months Ended       Nine Months Ended
                               9/30/97       9/30/96    9/30/97       9/30/96

INCOME:
   Rent                     $  357,201    $  571,430   $1,082,039   $1,611,338
   Investment Income            88,991        58,943      263,950      213,950
                             ----------    ----------   ----------   ----------
        Total Income           446,192       630,373    1,345,989    1,825,288
                             ----------    ----------   ----------   ----------

EXPENSES:
   Partnership Administration -
     Affiliates                 61,422        60,617      188,521      175,301
   Partnership Administration
     and Property Management -
     Unrelated Parties          31,585        19,823       98,059       52,879
   Depreciation                 77,294       111,502      234,656      314,345
                             ----------    ----------   ----------   ----------
        Total Expenses         170,301       191,942      521,236      542,525
                             ----------    ----------   ----------   ----------

OPERATING INCOME               275,891       438,431      824,753    1,282,763

GAIN ON SALE OF REAL ESTATE          0             0       77,703      171,013

MINORITY INTEREST IN
  OPERATING INCOME                   0      (107,472)           0     (304,199)
                             ----------    ----------   ----------   ----------

NET INCOME                  $  275,891    $  330,959   $  902,456   $1,149,577
                             ==========    ==========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners         $    2,759    $    3,309   $    9,025   $   11,495
   Limited Partners            273,132       327,650      893,431    1,138,082
                             ----------    ----------   ----------   ----------
                            $  275,891    $  330,959   $  902,456   $1,149,577
                             ==========    ==========   ==========   ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (21,015 and 21,121 weighted average
  Units outstanding in 1997 and 1996,
  respectively)             $    12.99    $    15.51   $    42.51   $    53.88
                             ==========    ==========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                   $   902,456      $ 1,149,577

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     234,656          314,345
     Gain on Sale of Real Estate                      (77,703)        (171,013)
     (Increase) Decrease in Receivables               (23,665)         114,127
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      33,197          (78,350)
     Increase in Unearned Rent                         33,543           41,299
     Minority Interest                                      0          (78,908)
                                                   -----------      -----------
        Total Adjustments                             200,028          141,500
                                                   -----------      -----------
        Net Cash Provided By
        Operating Activities                        1,102,484        1,291,077
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                    (1,236,899)      (3,546,516)
     Proceeds from Sale of Real Estate
      Net of Minority Interest                        675,838          591,752
     Payments Received on Long-Term Note Receivable   669,444           19,504
                                                   -----------      -----------
        Net Cash Provided By (Used For)
        Investing Activities                          108,383       (2,935,260)
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                   (3,427)         (78,166)
   Distributions to Partners                       (1,314,196)      (1,320,019)
                                                   -----------      -----------
        Net Cash Used For
        Financing Activities                       (1,317,623)      (1,398,185)
                                                   -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (106,756)      (3,042,368)

CASH AND CASH EQUIVALENTS, beginning of period      2,477,783        4,702,376
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, end of period          $ 2,371,027      $ 1,660,008
                                                   ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                      Limited
                                                                    Partnership
                               General      Limited                    Units
                               Partners     Partners     Total      Outstanding


BALANCE, December 31, 1995    $ (9,526)  $17,099,100   $17,089,574    21,121.43

  Distributions                (13,200)   (1,306,819)   (1,320,019)

  Net Income                    11,495     1,138,082     1,149,577
                               --------   -----------   -----------  ----------
BALANCE, September 30, 1996   $(11,231)  $16,930,363   $16,919,132    21,121.43
                               ========   ===========   ===========  ==========


BALANCE, December 31, 1996    $ (7,927)  $17,257,326   $17,249,399    21,015.23

  Distributions                (13,142)   (1,301,054)   (1,314,196)

  Net Income                     9,025       893,431       902,456
                               ---------  -----------   -----------  ----------
BALANCE, September 30, 1997   $(12,044)  $16,849,703   $16,837,659    21,015.23
                               =========  ===========   ===========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997

                           (Unaudited)


(1) The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the PartnershipOs latest annual report on Form 10-KSB.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership's properties are all commercial, single-tenant buildings. For those properties in the table below which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at September 30, 1997 are as follows:

                                            Buildings and          Accumulated
Property                           Land       Equipment     Total  Depreciation

Taco Cabana, Houston, TX      $   334,414  $   212,908  $   547,322   $  43,765
Taco Cabana, San Antonio, TX      598,533      548,741    1,147,274     105,476
Taco Cabana, Waco, TX               7,788       11,932       19,720       2,218
Applebee's, Aurora, CO             15,969       28,813       44,782       5,084
Red Line Burger, Houston, TX            0      299,531      299,531      54,569
Red Line Burger, Houston, TX            0      303,629      303,629      55,250
Red Line Burger, Corpus Christi, TX     0      280,378      280,378      49,640
Applebee's, Crestwood, MO               0      803,418      803,418     126,149
Applebee's, Crestview Hills, KY     4,490        9,549       14,039       1,434
HomeTown Buffet, Tucson, AZ       329,136      281,619      610,755      40,287
Applebee's, Covington, LA         358,521      740,564    1,099,085     116,225
Applebee's, Temple Terrace, FL     44,568       51,694       96,262       7,676
Applebee's, Beaverton, OR         636,972    1,123,107    1,760,079     152,414
Denny's, Apple Valley, CA         461,013      716,642    1,177,655      85,947
Media Play, Apple Valley, MN      415,393      973,974    1,389,367      59,916
Garden Ridge, Pineville, NC     1,171,849    2,443,529    3,615,378     122,176
                               -----------  -----------  -----------  ---------
                              $ 4,378,646  $ 8,830,028  $13,208,674  $1,028,226
                               ===========  ===========  ===========  =========

     Through September 30, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the nine months ended September 30, 1997 and 1996, the net gain was $61,611 and $29,884, respectively.

     Through September 30, 1997, the Partnership sold 98.8946% of the Applebee's restaurant in Crestview Hills, Kentucky, in nine separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,627,539 which resulted in a total net gain of $436,533. The total cost and related accumulated depreciation of the interests sold was $1,256,017 and $65,011, respectively. For the nine months ended September 30, 1996, the net gain was $96,870.

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

     During the first nine months of 1997 and the year 1996, the Partnership distributed net sale proceeds of $237,417 and $121,458, respectively, to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $11.18 and $5.69 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

     In May, 1997, the Partnership entered into an agreement to purchase a Party City retail store in Gainesville, Georgia for approximately $1,450,000. The property will be leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $159,500. Through September 30, 1997, the Partnership had advanced $1,163,869 for the construction of the property and was charging interest on the Note at the rate of 7.5%.

     In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two
     Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee has agreed to pay certain pre-petition and post-petition rents due of $147,838 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

     The  Partnership is negotiating to re-lease or sell the  two
     Red Line Burger properties in Houston, Texas. Due to the rejection of the Leases, $82,563 of pre-petition and post-petition rent related to the two properties will not be collected by the Partnership. These amounts were not accrued for financial reporting purposes.


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

     The Partnership has incurred net costs of $600,173 relating to the review of potential property acquisitions. Of these costs, $498,102 have been capitalized and allocated to land, building and equipment. The remaining costs of $102,071 have been capitalized and will be allocated to properties acquired subsequent to September 30, 1997.

(4)  Long-Term Notes Receivable -

     On July 26, 1995, the Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant in Davie, Florida. The Note requires forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest is being charged on the Note at the rate of 10% on the outstanding principal balance. The Note is secured by the land, building and equipment. As of September 30, 1997 and December31, 1996, the outstanding principal due on the note was $1,500,524 and $1,522,211, respectively.

     The Partnership received a Promissory Note from the sale of the Taco Cabana restaurant as discussed in Note 3. The Note bears interest at a 9% rate. The Note was secured by the land, building and equipment. On March 27, 1997, the Partnership received the outstanding principal and accrued interest due on the Note.

     Scheduled maturities of the long-term note receivable is as follows:

                       1997          $     7,729
                       1998               32,497
                       1999            1,460,298
                                      -----------
                                     $ 1,500,524
                                      ===========

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the nine months ended September 30, 1997 and 1996, total rental income, which in 1996, includes the minority interestsO share of rental income was $1,082,039 and $1,611,338, respectively. The Partnership's share of 1996 rental income was $1,247,153. In 1997, rental income decreased $159,706 as the result of property sales in 1997 and 1996. Rental income also decreased due to the restructuring of the Media Play property and the RallyOs/Red Line Burger situation discussed below. In 1997, the Partnership received $90,321 and $21,000 less in rent from the two lessees, respectively. These decreases were partially offset by additional rental income received from the acquisition of a property in 1996 of $91,865 and rent increases on eight properties, which resulted in a $14,048 increase in rental income in 1997. During the same periods, the Partnership earned investment income of $263,950 and $213,950, respectively. In 1997, additional investment income was earned on the net proceeds from the property sales.

        In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee has agreed to pay certain pre-petition and post-petition rents due of $147,838 and the
Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

       The Partnership is negotiating to re-lease or sell the two Red Line Burger properties in Houston, Texas. Due to the rejection of the Leases, $82,563 of pre-petition and post-petition rent related to the two properties will not be collected by the Partnership. These amounts were not accrued for financial reporting purposes.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the nine months ended September 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $188,521 and $175,301, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $98,059 and $52,879, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1997 related to the Media Play and Red Line/Rally's situations discussed above.

        As of September 30, 1997, the Partnership's annualized cash distribution rate was 8.50%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1997, the Partnership's cash balances decreased $106,756 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $1,291,077 in 1996 to $1,102,484 in 1997 mainly as the result of a decrease in rental income and an increase in expenses in 1997.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the nine months ended September30, 1997 and 1996, the Partnership generated cash flow from the sale of real estate, as discussed below, of $675,838 and $591,752, respectively. During the same periods, the Partnership expended $1,236,899 and $3,546,516, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.

        Through September 30, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the nine months ended September 30, 1997 and 1996, the net gain was $61,611 and $29,884, respectively.

        Through September 30, 1997, the Partnership sold 98.8946% of the Applebee's restaurant in Crestview Hills, Kentucky, in nine separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,627,539 which resulted in a total net gain of $436,533. The total cost and related accumulated depreciation of the interests sold was $1,256,017 and $65,011, respectively. For the nine months ended September 30, 1996, the net gain was $96,870.

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

        During the first nine months of 1997 and the year 1996, the Partnership distributed net sale proceeds of $237,417 and $121,458, respectively, to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $11.18 and $5.69 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       In May, 1997, the Partnership entered into an agreement to purchase a Party City retail store in Gainesville, Georgia for approximately $1,450,000. The property will be leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $159,500. Through September 30, 1997, the Partnership had advanced $1,163,869 for the construction of the property and was charging interest on the Note at the rate of 7.5%.

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

        On October 1, 1997, six Limited Partners redeemed a total of 40.6 Partnership Units for $30,666 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, ten Limited Partners redeemed a total of 136.7 Partnership Units for $108,611. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits -
                               Description

          27    Financial Data Schedule  for  period
                ended September 30, 1997.

        b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 1997      AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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