Form 10KSB
period 1997-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1998-03-30
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1997

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

The Issuer's revenues for year ended December 31, 1997 were $1,792,599.

As of February 28, 1998, there were 20,929.13 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,929,130.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Partnership expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Partnership reserves the right, at the discretion of the General Partners, to either distribute proceeds from the sale of properties to the Partners or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Partnership will commence liquidation through the sale of its remaining properties within twelve years after acquisition, although final liquidation may be delayed by a number of circumstances, including market conditions and seller financing of properties.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

        Through December 31, 1995, the Partnership sold 87.2636% of its interest in the Applebee's restaurant in Aurora, Colorado in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,414,458 which resulted in a total net gain of $307,871. The total cost and related accumulated depreciation of the interests sold was $1,147,622 and $41,035, respectively. For the year ended December 31, 1995, the net gain was $166,392.

        Through December 31, 1995, the Partnership sold 97.5942% of the Taco Cabana restaurant in Waco, Texas, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,105,332 which resulted in a total net gain of $337,012. The total cost and related accumulated depreciation of the interests sold was $799,998 and $31,678, respectively. For the year ended December 31, 1995, the net gain was $92,219.

        Through December 31, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the years ended December 31, 1997, 1996 and 1995, the net gain was $61,611, $102,408 and
$109,048, respectively.

        Through December 31, 1996, the Partnership sold 98.8946% of the Applebee's restaurant in Crestview Hills, Kentucky, in nine separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,627,539 which resulted in a total net gain of $436,533. The total cost and related accumulated depreciation of the interests sold was $1,256,017 and $65,011, respectively. For the year ended December 31, 1996 and 1995, the net gain was $162,457 and $155,120, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On May 19, 1994, the Partnership acquired a 92.74194% interest in a SportsTown retail sporting goods megastore in Greensboro, North Carolina. The remaining interest in the property was purchased by AEI Fund Management XIX, Inc., the
Partnership's Managing General Partner and an officer of the Managing General Partner. The property was leased to SportsTown, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $377,890. The parties own the property as tenants-in-common under a co-tenancy agreement. On November30, 1994, the Partnership entered into a written contract to sell this property. The sale was completed in April, 1995. As a condition to the sale, the Partnership and its affiliates, guaranteed and escrowed the next twelve months of rent
($377,890), in the event that the lessee failed to make the monthly rental payments. The lessee made the monthly rental payments, and the escrowed rent was released to the Partnership and its affiliates.

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

        On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge retail store in Pineville, North Carolina for $3,615,378. The property is leased to Garden Ridge L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

        On December 18, 1997, the Partnership purchased a Party City retail store in Gainesville, Georgia for $1,435,309. The property is leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $150,752.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $43,208 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

         In January, 1998, the Partnership entered into an agreement to purchase a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The purchase price will be approximately $542,800. The property will be leased to Tumbleweed, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $55,600.

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

       The Partnership is negotiating to re-lease or sell the two Red Line Burger properties in Houston, Texas. Due to the rejection of the Leases, $82,563 of pre-petition and post-petition rent related to the two properties will not be collected by the Partnership. These amounts were not accrued for financial reporting purposes. Due to the limited market for this type of building, the Partnership, in the fourth quarter of 1997, recorded a real estate impairment on the three Red Line Burgers of $715,384, which equaled the net book value of the properties at December 31, 1997. The charge was recorded against the cost of the buildings and equipment.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease
Agreement by making a payment of $800,000, which was equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Media Play was approximately $726,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $595,100 was recognized, which is the difference between the book value at December 31, 1997 of $1,321,100 and the estimated market value of $726,000. The charge was recorded against the cost of the land, building and equipment.

Major Tenants

        During 1997, five of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 82% of the Partnership's total rental revenue in 1997. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1998 and future years. In addition, four business concepts, Taco Cabana, Denny's and Applebee's restaurants and Garden Ridge retail store, each accounted for more than ten percent of the
Partnership's total rental revenue during 1997. It is anticipated that these business concepts will continue to account for more than ten percent of the Partnership's total rental revenue in 1998 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Year 2000

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

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

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1997.

                               Total Property               Annual    Annual
                     Purchase   Acquisition                 Lease     Rent Per
Property               Date        Costs         Lessee     Payment   Sq. Ft.

Taco Cabana Restaurant
 Houston, TX                                  Texas Taco
 (38.2362%)          7/31/91  $  547,322      Cabana L.P.   $ 79,570    $77.07

Taco Cabana Restaurant                        Texas Taco
 San Antonio, TX     3/16/92  $1,147,274      Cabana L.P.   $179,503    $65.99

Taco Cabana Restaurant
 Waco, TX                                     Texas Taco
 (2.4058%)            5/1/92  $   19,720      Cabana L.P.   $  2,779    $42.79

Applebee's Restaurant
 Aurora, CO                                      RCI
 (3.3979%)          12/22/92  $   44,782      West, Inc.    $  6,051    $38.78

Red Line Burgers Restaurant
 Houston, TX         2/16/93  $  299,531         (1)


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                              Total Property                Annual     Annual
                     Purchase   Acquisition                 Lease      Rent Per
Property               Date        Costs         Lessee     Payment    Sq. Ft.

Red Line Burgers Restaurant
 Houston, TX          2/16/93  $  303,629          (1)

Red Line Burgers Restaurant                   Red Line
 Corpus Christi, TX    4/2/93  $  280,378   Burgers, Inc.   $ 15,000    $25.86

Applebee's Restaurant                         Gourmet
 Crestwood, MO        4/14/93  $  803,418   Systems, Inc.   $109,161    $21.77

Applebee's Restaurant
 Crestview Hills, KY                          Thomas
 (1.1054%)            6/15/93  $   14,039  and King, Inc.   $  1,900    $31.55

HomeTown Buffet Restaurant
 Tucson, AZ                                     JB's
 (47.4415%)           6/16/93  $  610,755 Restaurants, Inc. $ 80,960    $17.75

                                         Southland Restaurant
Applebee's Restaurant                         Development
 Covington, LA        6/23/93  $1,099,085   Company, L.L.C  $158,685    $28.98

Applebee's Restaurant
 Temple Terrace, FL                       Casual Restaurant
 (9.0963%)            10/1/93  $   96,262 Concepts II, Inc. $ 13,867    $32.85

Applebee's Restaurant                        Pacific Apple
 Beaverton, OR        12/2/93  $1,760,079    Oregon, Inc.   $229,644    $45.93

Denny's                                     Apple Investment
 Apple Valley, CA      5/2/94  $1,177,655     Group, Inc.   $165,059    $31.84

Media Play Retail Store
 Apple Valley, MN
 (33.0%)             12/21/95  $1,389,367       (1)

Garden Ridge Retail Store
 Pineville, NC                                 Garden
 (40.75%)             3/28/96  $3,615,378     Ridge L.P.   $383,974     $ 6.67

Party City Retail Store                     Party City of
 Gainesville, GA     12/18/97  $1,435,309   Atlanta, Inc.  $150,752     $14.32


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                               Total Property               Annual     Annual
                     Purchase   Acquisition                 Lease      Rent Per
Property               Date        Costs         Lessee     Payment    Sq. Ft.

Champps
Americana Restaurant
 Troy, MI                                       Champps
 (land only) (2)                             Entertainment,
 (23.95%)            12/23/97  $  361,889         Inc.     $ 25,332     $  .96


(1)    The property is vacant and listed for sale or lease.
(2)    Restaurant is under construction as of December 31, 1997.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Taco Cabana restaurant in Houston, Texas is owned by AEI Real Estate Fund 86-A Limited Partnership. The remaining interests in the
Applebee's  restaurant  in  Aurora, Colorado  are  owned  by  AEI
Institutional Net Lease Fund '93 Limited Partnership and unrelated third parties. The remaining interests in the HomeTown Buffet restaurant are owned by AEI Real Estate Fund XVIII and AEI Institutional Net Lease Fund '93 Limited Partnerships and an unrelated third party. The remaining interests in the Media Play and Garden Ridge retail stores are owned by AEI Net Lease Income & Growth Fund XX and AEI Income & Growth Fund XXI Limited Partnerships. The remaining interests in the Champps Americana restaurant are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership. The remaining interests in the Taco Cabana restaurant in Waco, Texas, and the Applebee's restaurants in Crestview Hills, Kentucky and Temple Terrace, Florida are owned by unrelated third parties.

        The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

        The initial Lease terms are for 20 years except for the Taco Cabana restaurants, the Party City retail store and the Red Line restaurant in Corpus Christi, Texas, which have lease terms of 15 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Taco Cabana restaurants, the Applebee's restaurants in Aurora, Colorado and Temple Terrace, Florida, the Denny's restaurant, and the HomeTown Buffet restaurant which have renewal options that may extend the Lease term an additional 10 years and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over either 31.5 years or 39 years, depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        During the last five years or since the date of purchase, if purchased after December 31, 1992, all properties were 100 percent occupied except for the Media Play retail store which was 100 percent occupied until January, 1997 and the Red Line Burger restaurants in Houston, Texas which were 100% occupied until January, 1997.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1997, there were 1,482 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 1997, six Limited Partners redeemed a total of 40.6 Partnership Units for $30,614 in accordance with the Partnership Agreement. In prior years, a total of ten Limited Partners redeemed 136.7 Partnership Units for $108,611. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.  (Continued)

       Cash distributions of $16,967 and $18,433 were made to the General Partners and $1,649,163 and $1,741,754 were made to the Limited Partners in 1997 and 1996, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $244,558 and $120,244 of proceeds from property sales in 1997 and 1996, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1997 and 1996, the Partnership recognized rental income of $1,443,613 and
$1,836,611, respectively. During the same periods, the Partnership earned investment income of $348,986 and $287,931, respectively. In 1997, rental income decreased, when compared to 1996, due to the restructuring of the Media Play property and the Rally's/Red Line Burger situation discussed below. In 1997, the Partnership received $124,191 and $4,633 less in monthly rent from the two lessees, respectively. In addition, in the fourth quarter of 1996, the Partnership received a Lease termination payment of $264,000 from the Media Play lessee, which was recognized as rent in 1996. Rental income also decreased $167,236 as a result of property sales in 1997 and 1996. These decreases were partially offset by additional rental income of $98,151 received from three property acquisitions in 1997 and 1996 and rent increases on eight properties, which resulted in a $68,911 increase in rental income in 1997. In 1997, additional investment income was earned on the net proceeds from property sales.

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

       The Partnership is negotiating to re-lease or sell the two Red Line Burger properties in Houston, Texas. Due to the rejection of the Leases, $82,563 of pre-petition and post-petition rent related to the two properties will not be collected by the Partnership. These amounts were not accrued for financial reporting purposes. Due to the limited market for this type of building, the Partnership, in the fourth quarter of 1997, recorded a real estate impairment on the three Red Line Burgers of $715,384, which equalled the net book value of the properties at December 31, 1997. The charge was recorded against the cost of the buildings and equipment.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Musicland Group, Inc. (MGI), the lessee of the Media Play retail store in Apple Valley, Minnesota experienced financial difficulties and was aggressively restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the
Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Media Play was approximately $726,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $595,100 was recognized, which is the difference between the book value at December 31, 1997 of $1,321,100 and the estimated market value of $726,000. The charge was recorded against the cost of the land, building and equipment.

        During the years ended December 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $235,568 and $231,105, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $124,685 and $121,486, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 1997, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During 1997, the Partnership's cash balances decreased $864,608 as a result of cash used to purchase additional properties and distributions made in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. Net cash provided by operating activities decreased from $1,929,889 in 1996 to $1,423,151 in 1997 mainly as the result of a decrease in income in 1997 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1997 and 1996, the Partnership generated cash flow from the sale of real estate of $675,838 and $1,316,279, respectively. During the same periods, the Partnership expended $1,860,595 and $3,588,237, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership continued to reinvest the cash generated from the property sales.

        Through December 31, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the years ended December 31, 1997 and 1996, the net gain was $61,611 and $102,408, respectively.

        Through December 31, 1996, the Partnership sold 98.8946% of the Applebee's restaurant in Crestview Hills, Kentucky, in nine separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,627,539 which resulted in a total net gain of $436,533. The total cost and related accumulated depreciation of the interests sold was $1,256,017 and $65,011, respectively. For the year ended December 31, 1996, the net gain was $162,457.

       On April 5, 1996, the Partnership sold a 12.7585% interest in the HomeTown Buffet restaurant in Tucson, Arizona to an unrelated third party. The Partnership received net sale proceeds of $201,357 which resulted in a net gain of $44,259. The total cost and related accumulated depreciation of the interest sold was $164,251 and $7,153, respectively.

       The Partnership owns a 2.4058% interest in the Taco Cabana restaurant in Waco, Texas. Prior to 1996, the Partnership sold
97.5942% of the property to unrelated third parties, who own the property with the Partnership as tenants-in-common.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During 1997 and 1996, the Partnership distributed $247,028 and $121,458 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $11.63 and $5.69 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

        On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge retail store in Pineville, North Carolina for $3,615,378. The property is leased to Garden Ridge L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

        On December 18, 1997, the Partnership purchased a Party City retail store in Gainesville, Georgia for $1,435,309. The property is leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $150,752.

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $43,208 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

         In January, 1998, the Partnership entered into an agreement to purchase a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The purchase price will be approximately $542,800. The property will be leased to Tumbleweed, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $55,600.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 1996, the Partnership made distributions at an 8.5% rate which resulted in distributions to the Partners of $1,759,347. Effective October 1,1997, the distribution rate was reduced to 7.50%. In addition, the 1997 redemption payments were funded with cash that normally would be paid as part of the regular quarterly distributions. As a result, 1997 distributions to the Partnership were $1,665,821.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During,  1997, six Limited Partners redeemed a  total  of
40.6 Partnership Units for $30,614 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of ten Limited Partners redeemed 136.7 Partnership Units for $108,611. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the
Partnership's financial condition and results of operations, including the following:

<bullet>  Market  and economic conditions which affect the  value of the properties the Partnership owns and the cash from rental income such properties generate;

<bullet>  the  federal income tax consequences of rental  income, deductions, gain on sales and other items and the affects of these consequences for investors;

<bullet>  resolution  by  the General Partners of conflicts  with which they may be confronted;

<bullet>  the   success  of  the  General  Partners  of  locating
          properties with favorable risk return characteristics;

<bullet>  the effect of tenant defaults; and

<bullet>  the condition of the industries in which the tenants of properties owned by the Partnership operate.


ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.






   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1997 and 1996

Statements for the Years Ended December 31, 1997 and 1996:

     Operations

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements







                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota







      We have audited the accompanying balance sheet of AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1997 and 1996 and the related statements of operations, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Minneapolis,  Minnesota            Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 4, 1998                   Certified Public Accountants

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                        1997           1996

CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 1,613,175     $ 2,477,783
  Receivables                                           40,876          17,842
  Current Portion of Long-Term Notes Receivable         32,496          69,049
                                                    -----------     -----------
      Total Current Assets                           1,686,547       2,564,674
                                                    -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               5,198,411       4,435,197
  Buildings and Equipment                            8,496,976       9,459,091
  Construction in Progress                              43,208               0
  Property Acquisition Costs                            49,230          29,041
  Accumulated Depreciation                          (1,106,715)       (881,049)
                                                    -----------     -----------
      Net Investments in Real Estate                12,681,110      13,042,280
                                                    -----------     -----------
OTHER ASSETS:
    Long-Term Notes Receivable -
       Net of Current Portion                        1,460,299       2,100,919
                                                    -----------     -----------
         Total Assets                              $15,827,956     $17,707,873
                                                    ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    51,256     $    37,417
  Distributions Payable                                337,626         421,057
                                                    -----------     -----------
      Total Current Liabilities                        388,882         458,474
                                                    -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (27,166)         (7,927)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,975 and 21,015 Units outstanding in
   1997 and 1996, respectively                      15,466,240      17,257,326
                                                    -----------     -----------
     Total Partners' Capital                        15,439,074      17,249,399
                                                    -----------     -----------
       Total Liabilities and Partners' Capital     $15,827,956     $17,707,873
                                                    ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31


                                                        1997           1996

INCOME:
  Rent                                              $ 1,443,613    $ 1,836,611
  Investment Income                                     348,986        287,931
                                                     -----------    -----------
      Total Income                                    1,792,599      2,124,542
                                                     -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates               235,568        231,105
  Partnership Administration and Property
     Management - Unrelated Parties                     124,685        121,486
  Depreciation                                          313,146        340,721
  Real Estate Impairment                              1,310,484              0
                                                     -----------    -----------
      Total Expenses                                  1,983,883        693,312
                                                     -----------    -----------

OPERATING INCOME (LOSS)                                (191,284)     1,431,230

GAIN ON SALE OF REAL ESTATE                              77,703        571,927
                                                     -----------    -----------
NET INCOME (LOSS)                                   $  (113,581)   $ 2,003,157
                                                     ===========    ===========

NET INCOME (LOSS) ALLOCATED:
  General Partners                                  $    (2,272)   $    20,032
  Limited Partners                                     (111,309)     1,983,125
                                                     -----------    -----------
                                                    $  (113,581)   $ 2,003,157
                                                     ===========    ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
 (21,005 and 21,095 weighted average Units
 outstanding in 1997 and 1996, respectively.)       $     (5.30)   $     94.01
                                                     ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                          1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                  $  (113,581)  $ 2,003,157

  Adjustments To Reconcile Net Income (Loss)
  To Net Cash Provided By Operating Activities:
     Depreciation                                        313,146       340,721
     Real Estate Impairment                            1,310,484             0
     Gain on Sale of Real Estate                         (77,703)     (571,927)
     (Increase) Decrease in Receivables                  (23,034)      222,769
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                         13,839       (64,831)
                                                      -----------   -----------
       Total Adjustments                               1,536,732       (73,268)
                                                      -----------   -----------
       Net Cash Provided By
           Operating Activities                        1,423,151     1,929,889
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                          (1,860,595)   (3,588,237)
  Proceeds from Sale of Real Estate                      675,838     1,316,279
  Payments Received on Long-Term Notes Receivable        677,173        38,857
                                                      -----------   -----------
       Net Cash Used For
           Investing Activities                         (507,584)   (2,233,101)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                      (83,431)      (78,049)
  Distributions to Partners                           (1,665,821)   (1,759,347)
  Redemption Payments                                    (30,923)      (83,985)
                                                      -----------   -----------
       Net Cash Used For
           Financing Activities                       (1,780,175)   (1,921,381)
                                                      -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (864,608)   (2,224,593)

CASH AND CASH EQUIVALENTS, beginning of period         2,477,783     4,702,376
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, end of period             $ 1,613,175   $ 2,477,783
                                                      ===========   ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

   Note Receivable Acquired in Sale of Property      $         0   $   660,000
                                                      ===========   ===========
   Reclassification of minority interest and
    investments in real estate due to use of
    the proportionate consolidation  method          $         0   $ 3,357,202
                                                      ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                      Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1995  $ (9,526)   $17,099,100   $17,089,574    21,121.43

  Distributions              (17,593)    (1,741,754)   (1,759,347)

  Redemption Payments           (840)       (83,145)      (83,985)     (106.20)

  Net Income                  20,032      1,983,125     2,003,157
                             --------    -----------   -----------  -----------
BALANCE, December 31, 1996    (7,927)    17,257,326    17,249,399    21,015.23

  Distributions              (16,658)    (1,649,163)   (1,665,821)

  Redemption Payments           (309)       (30,614)      (30,923)      (40.60)

  Net Loss                    (2,272)      (111,309)     (113,581)
                            ---------    -----------   -----------  -----------
BALANCE, December 31, 1997 $ (27,166)   $15,466,240   $15,439,074    20,974.63
                            =========    ===========   ===========  ===========



 The accompanying notes to financial statements are an integral part of this statement.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

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

                   DECEMBER 31, 1997 AND 1996

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

(2)  Summary of Significant Accounting Policies -

     Newly Issued Accounting Standards

       In June, 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was approved for issuance for fiscal years beginning after December 15, 1997. The Partnership adopted this Statement in the fourth quarter of 1997. The effect of this Statement has been determined that net income/loss for financial statements and comprehensive income/loss is primarily the same in all material respects.

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

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years, respectively.

       The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(3)  Related Party Transactions -

     The Partnership owns a 38.2362% interest in a Taco Cabana restaurant in Houston, Texas. The remaining interest in the property is owned by AEI Real Estate Fund 86-A Limited Partnership, an affiliate of the Partnership. The
     Partnership owns a 3.3979% interest in an Applebee's restaurant in Aurora, Colorado. The remaining interests in this property is owned by AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 47.4415% interest in a HomeTown Buffet restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership, affiliates of the Partnership, and an unrelated third party. The Partnership owns a 33.0% interest in a Media Play retail store and a 40.75% interest in a Garden Ridge retail store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 23.95% interest in the Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996


(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                        Total Incurred by the Partnership
                                         for the Years Ended December 31

                                                       1997          1996
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                        $  235,568     $  231,105
                                                    =========      =========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs and outside audit and
  accounting costs, taxes, insurance and other
  property costs.                                 $  124,685      $  121,486
                                                   =========       =========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $26,935 and $70,017
  for 1997 and 1996, respectively.               $   85,188       $   27,756
                                                  =========        =========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana restaurants, the Party City retail store and the Red Line restaurant in Corpus Christi, Texas, which have lease terms of 15 years, and the Media Play retail store discussed below. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Taco Cabana restaurants, the Applebee's restaurants in Aurora, Colorado and Temple Terrace, Florida, the Denny's restaurant, and the HomeTown Buffet restaurant which have renewal options that may extend the Lease term an additional 10 years and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The Taco Cabana restaurant in Houston, Texas was constructed in 1987 and acquired in 1991. The DennyOs restaurant was constructed and acquired in 1994. The Media Play retail store was constructed and acquired in 1995. The Garden Ridge retail store was constructed and acquired in 1996. The Party City retail store was constructed and acquired in 1997. The Champps Americana restaurant land in was acquired in 1997. The remaining properties were constructed and acquired in either 1992 or 1993. There have been no costs capitalized as improvements subsequent to the acquisitions.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     For those properties in the table below, with the exception of the Champps Americana, which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at December 31, 1997 are as follows:

                                          Buildings and             Accumulated
Property                          Land      Equipment       Total  Depreciation

Taco Cabana, Houston, TX     $  334,414   $  212,908   $   547,322  $   45,539
Taco Cabana, San Antonio, TX    598,533      548,741     1,147,274     110,234
Taco Cabana, Waco, TX             7,788       11,932        19,720       2,320
Applebee's, Aurora, CO           15,969       28,813        44,782       5,341
Red Line Burger, Houston, TX          0       58,236        58,236      58,236
Red Line Burger, Houston, TX          0       57,519        57,519      57,519
Red Line Burger,
 Corpus Christi, TX                   0       52,398        52,398      52,398
Applebee's, Crestwood, MO             0      803,418       803,418     133,223
Applebee's,
 Crestview Hills, KY              4,490        9,549        14,039       1,518
HomeTown Buffet,
 Tucson, AZ                     329,136      281,619       610,755      42,634
Applebee's, Covington, LA       358,521      740,564     1,099,085     122,995
Applebee's,
 Temple Terrace, FL              44,568       51,694        96,262       8,155
Applebee's, Beaverton, OR       636,972    1,123,107     1,760,079     162,354
Denny's, Apple Valley, CA       461,013      716,642     1,177,655      92,236
Media Play, Apple Valley, MN    230,305      563,962       794,267      68,277
Garden Ridge, Pineville, NC   1,171,849    2,443,529     3,615,378     142,539
Party City, Gainesville, GA     642,964      792,345     1,435,309       1,197
Champps Americana, Troy, MI     361,889            0       361,889           0
                              ----------   ----------   -----------  ----------
                             $5,198,411   $8,496,976   $13,695,387  $1,106,715
                              ==========   ==========   ===========  ==========


     Through December 31, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the years ended December 31, 1997 and 1996, the net gain was $61,611 and $102,408, respectively.

     Through December 31, 1996, the Partnership sold 98.8946% of the Applebee's restaurant in Crestview Hills, Kentucky, in nine separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,627,539 which resulted in a total net gain of $436,533. The total cost and related accumulated depreciation of the interests sold was $1,256,017 and $65,011, respectively. For the year ended December 31, 1996, the net gain was $162,457.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     On April 5, 1996, the Partnership sold a 12.7585% interest in the HomeTown Buffet restaurant in Tucson, Arizona to an unrelated third party. The Partnership received net sale proceeds of $201,357 which resulted in a net gain of $44,259. The total cost and related accumulated depreciation of the interest sold was $164,251 and $7,153, respectively.

     The Partnership owns a 2.4058% interest in the Taco Cabana restaurant in Waco, Texas. Prior to 1996, the Partnership sold 97.5942% of the property to unrelated third parties, who own the property with the Partnership as tenants-in-common.

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

     During 1997 and 1996, the Partnership distributed $247,028 and $121,458 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $11.63 and $5.69 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

     On March 28, 1996, the Partnership purchased a 40.75% interest in a Garden Ridge retail store in Pineville, North Carolina for $3,615,378. The property is leased to Garden Ridge L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $383,973.

     On December 18, 1997, the Partnership purchased a Party City retail store in Gainesville, Georgia for $1,435,309. The property is leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $150,752.

     On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $43,208 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     In January, 1998, the Partnership entered into an agreement to purchase a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The purchase price will be approximately $542,800. The property will be leased to Tumbleweed, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $55,600.

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

     The  Partnership is negotiating to re-lease or sell the  two
     Red Line Burger properties in Houston, Texas. Due to the rejection of the Leases, $82,563 of pre-petition and post-petition rent related to the two properties will not be collected by the Partnership. These amounts were not accrued for financial reporting purposes. Due to the limited  market for this type of building, the  Partnership, in the fourth quarter of 1997, recorded a real estate impairment on the three Red Line Burgers of $715,384, which equaled the net book value of the properties at December 31, 1997. The charge was recorded against the cost of the buildings and equipment.

     On December 21, 1995, the Partnership purchased a 33.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,389,367. The property was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482.

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which was equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through January 31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Media Play was approximately $726,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $595,100 was recognized, which is the difference between the book value at December 31, 1997 of $1,321,100 and the estimated market value of $726,000. The charge was recorded against the cost of the land, building and equipment.

     The Partnership has incurred net costs of $612,165 relating to the review of potential property acquisitions. Of these costs, $562,935 have been capitalized and allocated to land, building and equipment. The remaining costs of $49,230 have been capitalized and will be allocated to properties acquired subsequent to December 31, 1997.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1997 are as follows:

                       1998           $ 1,619,814
                       1999             1,648,026
                       2000             1,683,129
                       2001             1,709,446
                       2002             1,746,928
                       Thereafter      20,294,177
                                       -----------
                                      $28,701,520
                                       ===========

     There were no contingent rents recognized in 1997 or 1996.

(5)  Long-Term Notes Receivable -

     On July 26, 1995, the Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant in Davie, Florida. The Note requires forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest is being charged on the Note at the rate of 10% on the outstanding principal balance.  The Note is secured  by  the land,  building and equipment.  As of December 31, 1997  and
     1996, the outstanding principal due on the note was $1,492,795 and $1,522,211, respectively.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(5)  Long-Term Notes Receivable - (Continued)

     The Partnership received a Promissory Note from the sale of the Taco Cabana restaurant as discussed in Note 4. The Note charged interest at a 9% rate. The Note was secured by the land, building and equipment. On March 27, 1997, the Partnership received the outstanding principal and accrued interest on the Note.

     Scheduled maturities of the long-term notes receivable are as follows:

                       1998           $    32,496
                       1999             1,460,299
                                       -----------
                                      $ 1,492,795
                                       ===========

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                   1997         1996
      Tenants                   Industry

     Texas Taco Cabana L.P.      Restaurant     $  258,756   $  339,661
     Garden Ridge L.P.           Retail            383,973      292,109
     Apple Partners L.P.         Restaurant            N/A      326,159
     The Musicland Group, Inc.   Retail                N/A      399,481
     Pacific Apple Oregon, Inc.  Restaurant        229,644          N/A
     Southland
       Restaurant Development
       Company, L.L.C.           Restaurant        156,002          N/A
     Apple Investment
       Group, Inc.               Restaurant        162,234          N/A
                                                 ----------   -----------

     Aggregate rent revenue of major tenants    $1,190,609   $1,357,410
                                                 ==========   ===========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                82%          74%
                                                 ==========   ===========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7)  Partners' Capital -

     Cash distributions of $16,967 and $18,433 were made to the General Partners and $1,649,163 and $1,741,754 were made to the Limited Partners for the years ended December 31, 1997 and 1996, respectively. The Limited Partners' distributions represent $78.51 and $82.57 per Limited Partnership Unit outstanding using 21,005 and 21,095 weighted average Units in 1997 and 1996, respectively. The distributions represent $-0- and $82.57 per Unit of Net Income and $78.51 and $-0-per Unit of return of contributed capital in 1997 and 1996, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $244,558 and $120,244 of proceeds from property sales in 1997 and 1996, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1997 and 1996 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1997, six Limited Partners redeemed a total of 40.6 Partnership Units for $30,614 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1996, seven Limited Partners redeemed a total of 106.2 Partnership Units for $83,145. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $963.44 per original $1,000 invested.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                        1997          1996

     Net Income (Loss) for Financial
      Reporting Purposes                           $ (113,581)    $ 2,003,157

     Depreciation for Tax Purposes Under
      Depreciation for Financial
      Reporting Purposes                               25,180          22,337

     Amortization of Start-Up and
      Organization Costs                              (50,390)        (57,331)

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                              (94,352)         60,644

     Property Expenses for Tax Purposes
      (Over) Under Expenses for Financial
      Reporting Purposes                              (46,641)         43,788

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes               1,310,484               0

     Gain on Sale of Real Estate for
      Tax Purposes Over Gain
      for Financial Reporting Purposes                 16,052          16,841
                                                   -----------     -----------
           Taxable Income to Partners             $ 1,046,752     $ 2,089,436
                                                   ===========     ===========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:

                                                          1997         1996

     Partners' Capital for
       Financial  Reporting Purposes                 $15,439,074   $17,249,399

     Adjusted Tax Basis of Investments
      in Real Estate Under Net Investments
      in Real Estate for Financial
      Reporting Purposes                               1,295,866       (55,851)

     Capitalized Start-Up Costs
      Under Section 195                                  258,641       272,259

     Amortization of Start-Up and
      Organization Costs                                (237,642)     (199,510)

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                                       0        94,352

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                                       0        45,281

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes                 3,018,278     3,018,278
                                                      -----------   -----------
           Partners' Capital for
               Tax Reporting Purposes                $19,774,217   $20,424,208
                                                      ===========   ===========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                       1997                       1996
                             Carrying        Fair       Carrying       Fair
                              Amount         Value       Amount        Value

     Cash                  $      329    $      329   $      459   $      459
     Money Market Funds     1,612,846     1,612,846    2,477,324    2,477,324
                            ---------     ---------    ---------    ---------
       Total Cash and
         Cash Equivalents  $1,613,175    $1,613,175   $2,477,783   $2,477,783
                            =========     =========    =========    =========

     Notes Receivable      $1,492,795    $1,492,795   $2,169,968   $2,169,968
                            =========     =========    =========    =========


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

        Robert P. Johnson, age 53, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until September, 1998. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in sixteen other limited partnerships.

        Mark E. Larson, age 45, is Executive Vice President, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until September, 1998. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until September, 1998. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

       The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing
General Partner as of February 28, 1998:

     Name and Address                               Number of     Percent
   of Beneficial Owner                              Units Held    of Class

   AEI Fund Management XIX, Inc.                           0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                    45.5            *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                          0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   * Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.


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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1997.

Person or Entity                                       Amount Incurred From
 Receiving                  Form and Method      Inception (September 14, 1990)
Compensation                of Compensation            To December 31, 1997

AEI Securities, Inc.  Selling Commissions equal to 7% of      $2,115,193
(formerly AEI         proceeds plus a 3% nonaccountable
Incorporated)         expense allowance, most of which
                      was reallowed to Participating
                      Dealers.

General Partners and  Reimbursement at Cost for other         $  903,786
Affiliates            Organization and Offering Costs.


ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

Person or Entity                                       Amount Incurred From
 Receiving                  Form and Method      Inception (September 14, 1990)
Compensation                of Compensation            To December 31, 1997

General Partners and  Reimbursement at Cost for all          $  612,165
Affiliates            Acquisition Expenses

General Partners      1% of Net Cash Flow in any fiscal      $   98,322
                      year until the  Limited Partners
                      have received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any
                      remaining Net Cash Flow in such
                      fiscal year.

General Partners and  Reimbursement at Cost for all          $1,623,883
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of the Fund's properties and all other
                      transfer agency, reporting, partner
                      relations and other administrative
                      functions.

General Partners      1% of distributions of Net Proceeds of $    9,537
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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1997, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

                                 Description

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

               10.4  Net  Lease Agreement  dated
                     December 22, 1992 between the Partnership and RCI West, Inc. relating to the property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to Exhibit 10.6 of Form 10-K filed with the Commission on March 29, 1993).

               10.5  Co-Tenancy Agreement  dated
                     December 30, 1992 between the Partnership and Bruce R. Logan relating to the property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to Exhibit 10.7 of Form 10-K filed with the Commission on March 29, 1993).

               10.6  Co-Tenancy Agreement  dated
                     January  28,  1993 between  the  Partnership
                     and   Frederick  G.  and  Nicole  A.   Hamer
                     relating  to  the  property  at  East  Iliff
                     Avenue   and   Blackhawk   Street,   Aurora,
                     Colorado   (incorporated  by  reference   to
                     Exhibit  10.8  of Form 10-K filed  with  the
                     Commission on March 29, 1993).

               10.7  Net  Lease Agreement  dated
                     April  2,  1993 between the Partnership  and
                     Red  Line  Burgers,  Inc.  relating  to  the
                     property   at  4989  Ayers  Street,   Corpus
                     Christi, Texas. (incorporated by reference to Exhibit 10.17 of Form 10-K filed with the Commission on March 29, 1994)

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          A.   Exhibits -

                                  Description

               10.8  Net  Lease Agreement  dated
                     April  14, 1993 between the Partnership  and
                     Apple  Partners Limited Partnership relating
                     to  the  property  at  9041-E  Watson  Road,
                     Crestwood,    Missouri   (incorporated    by
                     reference to Exhibit 10.18 of Form 10-K filed with the Commission on March 29,
                     1994).

               10.9  Co-Tenancy Agreement  dated
                     April  29, 1993 between the Partnership  and
                     Charles Kimball relating to the property  at
                     825    South   6th   Street,   Waco,   Texas
                     (incorporated by reference to Exhibit  10.19
                     of Form 10-K filed with the Commission on March 29, 1994).

              10.10  Net  Lease  Agreement
                     dated June 15, 1993 between the Partnership and Thomas and King, Inc. relating to the property at Turkeyfoot at I-275, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.20 of Form 10-K filed with the Commission on March 29, 1994).

              10.11  Net  Lease  Agreement
                     dated  June 16, 1993 between the Partnership
                     and  JB's Restaurants, Inc. relating to  the
                     property  at 330 South Wilmot Road,  Tucson,
                     Arizona   (incorporated  by   reference   to
                     Exhibit 10.21 of Form 10-K filed with the Commission on March 29, 1994).

              10.12  Net  Lease  Agreement
                     dated  June 23, 1993 between the Partnership
                     and  GC  Covington,  Inc.  relating  to  the
                     property   at   Highway   190   and    I-12,
                     Covington,   Louisiana   (incorporated    by
                     reference to Exhibit 10.22 of Form 10-K filed with the Commission on March 29,
                     1994).

              10.13  Net  Lease  Agreement
                     dated   September  30,  1993   between   the
                     Partnership  and Casual Restaurant  Concepts
                     II,   Inc.  relating  to  the  property   at
                     Terrace  Walk  Shopping Plaza,  56th  Street
                     and  Fowler Avenue, Temple Terrace,  Florida
                     (incorporated by reference to Exhibit  10.28
                     of Form 10-K filed with the Commission on March 29, 1994).

              10.14  Net  Lease  Agreement
                     dated   December   2,   1993   between   the
                     Partnership   and  Apple  Partners   Limited
                     Partnership  relating  to  the  property  at
                     1220  N.W.  185th Avenue, Beaverton,  Oregon
                     (incorporated by reference to Exhibit  10.31
                     of Form 10-K filed with the Commission on March 29, 1994).

              10.15  Co-Tenancy  Agreement
                     dated   January   11,   1994   between   the
                     Partnership  and  the  Lee  Revocable  Trust
                     relating  to  the property at  Terrace  Walk
                     Shopping  Plaza,  56th  Street  and   Fowler
                     Avenue,      Temple     Terrace,     Florida
                     (incorporated by reference to Exhibit  10.32
                     of Form 10-K filed with the Commission on March 29, 1994).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          A.   Exhibits -

                                  Description

              10.16  Co-Tenancy  Agreement
                     dated    March   31,   1994   between    the
                     Partnership and Robert E. Miller relating to the property at 5779 East Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.30 of Form 10-KSB filed with the Commission on March 30,
                     1995).

              10.17  Amendment to Co-Tenancy
                     Agreement  dated April 8, 1994  between  the
                     Partnership  and Bruce R. Logan relating  to
                     the   property  at  East  Iliff  Avenue  and
                     Blackhawk    Street,    Aurora,     Colorado
                     (incorporated by reference to Exhibit  10.31
                     of Form 10-KSB filed with the Commission on March 30, 1995).

              10.18  Net  Lease  Agreement
                     dated    April   28,   1994   between    the
                     Partnership  and  Apple  Investment   Group,
                     Inc.   relating  to  the  property  at  Bear
                     Valley  Road  and Apple Valley  Road,  Apple
                     Valley,    California    (incorporated    by
                     reference to Exhibit 10.33 of Form 10-KSB filed with the Commission on March 30,
                     1995).

              10.19  Co-Tenancy  Agreement
                     dated  May  25, 1994 between the Partnership
                     and   the  Tilson  Trust  relating  to   the
                     property  at 30 Crestview Hills  Mall  Road,
                     Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.36 of Form 10-KSB filed with the Commission on March 30,
                     1995).

              10.20  Co-Tenancy  Agreement
                     dated  June 27, 1994 between the Partnership
                     and  Bruce R. Logan relating to the property
                     at   825  South  6th  Street,  Waco,   Texas
                     (incorporated by reference to Exhibit  10.40
                     of Form 10-KSB filed with the Commission on March 30, 1995).

              10.21  Co-Tenancy  Agreement
                     dated  July  7, 1994 between the Partnership
                     and  Richard Bagot relating to the  property
                     at   825  South  6th  Street,  Waco,   Texas
                     (incorporated by reference to Exhibit  10.43
                     of Form 10-KSB filed with the Commission on March 30, 1995).

              10.22  Co-Tenancy  Agreement
                     dated July 15, 1994 between the Partnership and Richard Bagot relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.44 of Form 10-KSB filed with the Commission on March 30, 1995).

              10.23  Net  Lease  Agreement
                     dated    August   3,   1994   between    the
                     Partnership  and  Florida Restaurant  Group,
                     Inc.  relating to the property  at  2080  S.
                     University     Drive,     Davie,     Florida
                     (incorporated by reference to Exhibit  10.45
                     of Form 10-KSB filed with the Commission on March 30, 1995).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
           (Continued)

          A.  Exhibits -

                                 Description

              10.24  Co-Tenancy  Agreement
                     dated   September   9,  1994   between   the
                     Partnership  and Patricia J. Grant  relating
                     to  the  property at East Iliff  Avenue  and
                     Blackhawk    Street,    Aurora,     Colorado
                     (incorporated by reference to Exhibit  10.48
                     of Form 10-KSB filed with the Commission on March 30, 1995).

              10.25  Co-Tenancy  Agreement
                     dated   September   9,  1994   between   the
                     Partnership  and  The Potloff  Living  Trust
                     relating  to  the property at  30  Crestview
                     Hills  Mall Road, Crestview Hills,  Kentucky
                     (incorporated by reference to Exhibit  10.49
                     of Form 10-KSB filed with the Commission on March 30, 1995).

              10.26  Co-Tenancy  Agreement
                     dated   January   12,   1994   between   the
                     Partnership and the William W. and  Jean  E.
                     Herich   Family   Trust  relating   to   the
                     property  at  825  South 6th  Street,  Waco,
                     Texas  (incorporated by reference to Exhibit
                     10.52   of   Form  10-KSB  filed  with   the
                     Commission on March 30, 1995).

              10.27  Property  Co-Tenancy
                     Ownership  Agreement dated  March  31,  1995
                     between  the Partnership and The William  W.
                     and Jean E. Herich Family Trust relating  to
                     the   property  at  East  Iliff  Avenue  and
                     Blackhawk    Street,    Aurora,     Colorado
                     (incorporated by reference to Exhibit  10.49
                     of Form 10-KSB filed with the Commission on March 21, 1996).

              10.28  Property  Co-Tenancy
                     Ownership  Agreement  dated  June  15,  1995
                     between   the  Partnership  and   Scott   L.
                     Skogman  relating  to the property  at  East
                     Iliff  Avenue and Blackhawk Street,  Aurora,
                     Colorado   (incorporated  by  reference   to
                     Exhibit 10.54 of Form 10-KSB filed with the Commission on March 21, 1996).

              10.29  Property  Co-Tenancy
                     Ownership  Agreement  dated  June  16,  1995
                     between   the  Partnership  and   Scott   L.
                     Skogman  relating  to the  property  at  825
                     South  6th Street, Waco, Texas (incorporated
                     by   reference  to  Exhibit  10.55  of  Form
                     10-KSB  filed with the Commission  on  March
                     21, 1996).

              10.30  Property  Co-Tenancy
                     Ownership  Agreement  dated  June  16,  1995
                     between the Partnership and Frank P.  Scalzo
                     relating  to  the  property  at  East  Iliff
                     Avenue   and   Blackhawk   Street,   Aurora,
                     Colorado   (incorporated  by  reference   to
                     Exhibit 10.56 of Form 10-KSB filed with the Commission on March 21, 1996).

              10.31  Property  Co-Tenancy
                     Ownership  Agreement  dated  July  14,  1995
                     between  the  Partnership and Menzel  Polzin
                     Partners  relating  to the  property  at  30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.58 of Form 10-KSB filed with the Commission on March 21, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          A.  Exhibits -

                                Description

              10.32  Real Estate  Contract,
                     Promissory Note and Purchase Money  Mortgage
                     and    Security   Agreement   and    Fixture
                     Financing  Statement  dated  July  26,  1995
                     between  the  Partnership  and  Jackson-Shaw
                     Partners  No.  51,  Ltd.  relating  to   the
                     property  at  2080  South University  Drive,
                     Davie, Florida (incorporated by reference to Exhibit 10.59 of Form 10-KSB filed with the Commission on March 21, 1996).

              10.33  Property  Co-Tenancy
                     Ownership Agreement dated September 28, 1995
                     between  the  Partnership  and  Patricia  S.
                     Marshall   relating  to  the   property   at
                     Terrace  Walk  Shopping Plaza,  56th  Street
                     and  Fowler Avenue, Temple Terrace,  Florida
                     (incorporated by reference to Exhibit  10.61
                     of Form 10-KSB filed with the Commission on March 21, 1996).

              10.34  Property  Co-Tenancy
                     Ownership  Agreement dated  December 7, 1995
                     between the Partnership and The Joan  Koller
                     Trust  relating to the property  at  Terrace
                     Walk  Shopping Plaza, 56th Street and Fowler
                     Avenue,      Temple     Terrace,     Florida
                     (incorporated by reference to Exhibit  10.66
                     of Form 10-KSB filed with the Commission on March 21, 1996).

              10.35  Property  Co-Tenancy
                     Ownership  Agreement dated  December 8, 1995
                     between the Partnership and The Joan  Koller
                     Trust   relating  to  the  property  at   30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.67 of Form 10-KSB filed with the Commission on March 21, 1996).

              10.36  Property  Co-Tenancy
                     Ownership  Agreement dated  December 8, 1995
                     between  the  Partnership and The  Nicoletta
                     Trust   relating  to  the  property  at   30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.68 of Form 10-KSB filed with the Commission on March 21, 1996).

              10.37  Net  Lease  Agreement
                     dated August 2, 1995, between TKC X, LLC and Garden Ridge, Inc. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on April 10, 1996).

              10.38  First  Amendment   to
                     Lease  Agreement dated March1, 1996  between
                     TKC  X,  LLC and Garden Ridge, L.P. relating
                     to  the  property  at 11415  Carolina  Place
                     Parkway,     Pineville,    North    Carolina
                     (incorporated by reference to  Exhibit  10.3
                     of Form 8-K filed with the Commission on April 10, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          A.  Exhibits -

                                  Description

              10.39  Assignment    and
                     Assumption  of  Lease  dated  March 28, 1996
                     between   the  Partnership,  AEI  Income   &
                     Growth  Fund  XXI  Limited Partnership,  AEI
                     Net  Lease  Income & Growth Fund XX  Limited
                     Partnership, and TKCX, LLC relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.4 of Form 8-K filed with the Commission on April 10, 1996).

              10.40  Purchase   Agreement
                     dated    April    4,   1996   between    the
                     Partnership,  Larry Z.  White  and  Mary  J.
                     White  relating to the property at 330 South
                     Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on May 13, 1996).

              10.41  Property  Co-Tenancy
                     Ownership  Agreement  dated  April  5,  1996
                     between the Partnership, Larry Z. White  and
                     Mary  J.  White relating to the property  at
                     330   South  Wilmot  Road,  Tucson,  Arizona
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on May 13, 1996).

              10.42  Purchase   Agreement
                     dated    April   19,   1996   between    the
                     Partnership  and  the  Gummersheimer  Living
                     Trust   relating  to  the  property  at   30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.3 of Form 10-QSB filed with the Commission on May 13, 1996).

              10.43  Property  Co-Tenancy
                     Ownership  Agreement dated  April  26,  1996
                     between    the    Partnership    and     the
                     Gummersheimer Living Trust relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on May 13, 1996).

              10.44  Purchase   Agreement
                     dated    April   18,   1996   between    the
                     Partnership  and  Marshall Kilduff  relating
                     to  the property at 30 Crestview Hills  Mall
                     Road,      Crestview     Hills,     Kentucky
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on August 12, 1996).

              10.45  Property  Co-Tenancy
                     Ownership  Agreement  dated  May  15,   1996
                     between   the   Partnership   and   Marshall
                     Kilduff  relating  to  the  property  at  30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.2 of Form 10-QSB filed with the Commission on August 12, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          A.  Exhibits -

                                Description

              10.46  Purchase   Agreement
                     dated  May  28, 1996 between the Partnership
                     and   Janet  Y.  Thompson  relating  to  the
                     property  at  Terrace Walk  Shopping  Plaza,
                     56th   Street  and  Fowler  Avenue,   Temple
                     Terrace, Florida (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on August 12, 1996).

              10.47  Property  Co-Tenancy
                     Ownership  Agreement  dated  June  7,   1996
                     between   the  Partnership  and   Janet   Y.
                     Thompson   relating  to  the   property   at
                     Terrace  Walk  Shopping Plaza,  56th  Street
                     and  Fowler Avenue, Temple Terrace,  Florida
                     (incorporated by reference to  Exhibit  10.4
                     of Form 10-QSB filed with the Commission on August 12, 1996).

              10.48  Purchase   Agreement
                     dated   October   8,   1996   between    the
                     Partnership  and the Mark A.  Benson  Living
                     Trust   relating  to  the  property  at   30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.1 of Form 10-QSB filed with the Commission on November 14, 1996).

              10.49  Property  Co-Tenancy
                     Ownership Agreement dated October  17,  1996
                     between  the Partnership and Mark A.  Benson
                     Living Trust relating to the property at  30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.2 of Form 10-QSB filed with the Commission on November14, 1996).

              10.50  Purchase   Agreement
                     dated  July 16, 1996 between the Partnership
                     and   Tom   Bibleheimer  relating   to   the
                     property  at  2101  S.  IH-35,  Round  Rock,
                     Texas  (incorporated by reference to Exhibit
                     10.5   of   Form  10-QSB  filed   with   the
                     Commission on August 12, 1996).

              10.51  Promissory Note  dated
                     November  6,  1996 between the  Partnership,
                     John Schulz and Tom Bibleheimer relating  to
                     the  property at 2101 S. IH-35, Round  Rock,
                     Texas  (incorporated by reference to Exhibit
                     10.3   of   Form  10-QSB  filed   with   the
                     Commission on November 14, 1996).

              10.52  Assignment    and
                     Assumption of Lease dated November  6,  1996
                     between  the  Partnership, John  Schulz  and
                     Tom Bibleheimer relating to the property  at
                     2101    S.   IH-35,   Round   Rock,    Texas
                     (incorporated by reference to  Exhibit  10.4
                     of Form 10-QSB filed with the Commission on November 14, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          A.  Exhibits -

                                Description

              10.53  Deed  of  Trust   and
                     Security  Agreement  and  Fixture  Financing
                     Statement and Assignment of Rent and  Leases
                     dated   November   6,   1996   between   the
                     Partnership,    John    Schulz    and    Tom
                     Bibleheimer  relating  to  the  property  at
                     2101    S.   IH-35,   Round   Rock,    Texas
                     (incorporated by reference to  Exhibit  10.5
                     of Form 10-QSB filed with the Commission on November 14, 1996).

             10.54   Subordination   Non-
                     Disturbance  and Attornment Agreement  dated
                     November  6,  1996 between the  Partnership,
                     John Schulz and Tom Bibleheimer relating  to
                     the  property at 2101 S. IH-35, Round  Rock,
                     Texas  (incorporated by reference to Exhibit
                     10.6   of   Form  10-QSB  filed   with   the
                     Commission on November 14, 1996).

              10.55  Purchase   Agreement
                     dated   November   6,   1996   between   the
                     Partnership  and Teresa E.  and  William  H.
                     Balster  relating to the property at Terrace
                     Walk  Shopping Plaza, 56th Street and Fowler
                     Avenue,      Temple     Terrace,     Florida
                     (incorporated by referemce to Exhibit  10.90
                     of Form 10-KSB filed with the Commission on March 26, 1997).

              10.56  Property  Co-Tenancy
                     Agreement  dated November 15,  1996  between
                     the  Partnership and Teresa E.  and  William
                     H.  Balster  relating  to  the  property  at
                     Terrace  Walk  Shopping Plaza,  56th  Street
                     and  Fowler Avenue, Temple Terrace,  Florida
                     (incorporated by referemce to Exhibit  10.91
                     of Form 10-KSB filed with the Commission on March 26, 1997).

              10.57  Purchase   Agreement
                     dated   December   26,  1996   between   the
                     Partnership and William E. Mason  and  Hazel
                     mason  relating to the property  at  Terrace
                     Walk  Shopping Plaza, 56th Street and Fowler
                     Avenue,      Temple     Terrace,     Florida
                     (incorporated by referemce to Exhibit  10.92
                     of Form 10-KSB filed with the Commission on March 26, 1997).

              10.58  Property  Co-Tenancy
                     Ownership  Agreement dated January  2,  1997
                     between  the  Partnership  and  William   E.
                     Mason  and  Hazel  Mason  relating  to   the
                     property  at  Terrace Walk  Shopping  Plaza,
                     56th   Street  and  Fowler  Avenue,   Temple
                     Terrace, Florida (incorporated by referemce to Exhibit 10.93 of Form 10-KSB filed with the Commission on March 26, 1997).

              10.59  Promissory  Note  and
                     Construction  Loan Agreement  dated  June27,
                     1997  between the Partnership and Party City
                     of  Atlanta,  Inc. relating to the  property
                     at  679  Dawsonville  Highway,  Gainesville,
                     Georgia   (incorporated  by   reference   to
                     Exhibit 10.1 of Form 10-QSB filed with the Commission on August 5, 1997).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

          A.  Exhibits -

                                 Description

              10.60  Net  Lease  Agreement
                     dated   December   18,  1997   between   the
                     Partnership and Party City of Atlanta,  Inc.
                     relating  to the property at 679 Dawsonville
                     Highway, Gainesville, Georgia.

              10.61  Development  Financing
                     Agreement  dated December 23,  1997  between
                     the  Partnership, AEI Real  Estate  Fund  XV
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited Partnership, AEI Real  Estate
                     Fund  XVII  Limited Partnership and  Champps
                     Entertainment,   Inc.   relating   to    the
                     property at 301 West Big Beaver Road,  Troy,
                     Michigan.

              10.62  Net  Lease  Agreement
                     dated   December   23,  1997   between   the
                     Partnership,   AEI  Real  Estate   Fund   XV
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited Partnership, AEI Real  Estate
                     Fund  XVII  Limited Partnership and  Champps
                     Entertainment,   Inc.   relating   to    the
                     property at 301 West Big Beaver Road,  Troy,
                     Michigan.

              10.63  Assignment     of
                     Development     Financing    and     Leasing
                     Commitment dated January 26, 1998 between the Partnership and AEI Fund Management, Inc. relating to the property at 1150 North Bridge Street, Chillicothe, Ohio.

               27    Financial Data Schedule for
                     period ended December 31, 1997.

              B.    Reports on Form 8-K and 8-K/A  None.


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


                        AEI NET LEASE INCOME & GROWTH FUND XIX
                        Limited Partnership
                        By: AEI Fund Management XIX, Inc.
                        Its Managing General Partner



March 23, 1998          By:/s/ Robert P. Johnson
                               Robert P. Johnson, President  and Director
                               (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                            Title                        Date


/s/ Robert P. Johnson   President (Principal Executive Officer)  March 23, 1998
Robert P. Johnson       and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer      March 23, 1998
Mark E. Larson          and Chief Financial Officer
                        (Principal Accounting Officer)