Form 10QSB
period 1998-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1998-05-14
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1998

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1998 and December 31, 1997

          Statements for the Periods ended March 31, 1998 and 1997:

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

                          BALANCE SHEET

              MARCH 31, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                      1998            1997
CURRENT ASSETS:
  Cash and Cash Equivalents                     $  1,602,163     $  1,613,175
  Receivables                                         64,043           40,876
  Current Portion of Long-Term Note Receivable     1,484,472           32,496
                                                  -----------      -----------
      Total Current Assets                         3,150,678        1,686,547
                                                  -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,198,411        5,198,411
  Buildings and Equipment                          8,496,976        8,496,976
  Construction in Progress                           116,617           43,208
  Property Acquisition Costs                          39,312           49,230
  Accumulated Depreciation                        (1,178,566)      (1,106,715)
                                                  -----------      -----------
      Net Investments in Real Estate              12,672,750       12,681,110
                                                  -----------      -----------
OTHER ASSETS:
  Long-Term Note Receivable-Net of Current Portion         0        1,460,299
                                                  -----------      -----------
           Total  Assets                         $15,823,428      $15,827,956
                                                  ===========      ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    81,468      $    51,256
  Distributions Payable                              366,970          337,626
  Unearned Rent                                       40,417                0
                                                  -----------      -----------
      Total Current Liabilities                      488,855          388,882
                                                  -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (28,211)         (27,166)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,975 Units outstanding                       15,362,784       15,466,240
                                                  -----------      -----------
    Total Partners' Capital                       15,334,573       15,439,074
                                                  -----------      -----------
      Total Liabilities and Partners' Capital    $15,823,428      $15,827,956
                                                  ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1998           1997

INCOME:
   Rent                                          $   404,372     $   369,969
   Investment Income                                  58,513          87,809
                                                  -----------     -----------
        Total Income                                 462,885         457,778
                                                  -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates            73,935          54,111
   Partnership Administration and Property
      Management - Unrelated Parties                  38,675          33,824
   Depreciation                                       71,851          80,069
                                                  -----------     -----------
        Total Expenses                               184,461         168,004
                                                  -----------     -----------

OPERATING INCOME                                     278,424         289,774

GAIN ON SALE OF REAL ESTATE                                0          77,703
                                                  -----------     -----------
NET INCOME                                       $   278,424     $   367,477
                                                  ===========     ===========

NET INCOME ALLOCATED:
   General Partners                              $     2,784     $     3,675
   Limited Partners                                  275,640         363,802
                                                  -----------     -----------
                                                 $   278,424     $   367,477
                                                  ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (20,975 and 21,015 weighted average Units
 outstanding in 1998 and 1997, respectively)     $     13.14     $     17.31
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   278,424    $   367,477

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       71,851         80,069
     Gain on Sale of Real Estate                             0        (77,703)
     (Increase) Decrease in Receivables                (23,167)         1,801
     Increase in Payable to
        AEI Fund Management, Inc.                       30,212         60,430
     Increase in Unearned Rent                          40,417         33,338
                                                    -----------    -----------
        Total Adjustments                              119,313         97,935
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           397,737        465,412
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (63,491)       (27,434)
   Proceeds from Sale of Real Estate                         0        675,838
   Payments Received on Long-Term Notes Receivable       8,323        655,348
                                                    -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                           (55,168)     1,303,752
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         29,344           (100)
   Distributions to Partners                          (382,925)      (439,222)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (353,581)      (439,322)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                   (11,012)     1,329,842

CASH AND CASH EQUIVALENTS, beginning of period       1,613,175      2,477,783
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,602,163    $ 3,807,625
                                                    ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                       Limited
                                                                    Partnership
                               General      Limited                    Units
                               Partners     Partners      Total     Outstanding


BALANCE, December 31, 1996   $  (7,927)  $17,257,326  $17,249,399    21,015.23

  Distributions                 (4,392)     (434,830)    (439,222)

  Net Income                     3,675       363,802      367,477
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1997      $  (8,644)  $17,186,298  $17,177,654    21,015.23
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1997   $ (27,166)  $15,466,240  $15,439,074    20,974.63

  Distributions                 (3,829)     (379,096)    (382,925)

  Net Income                     2,784       275,640      278,424
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1998      $ (28,211)  $15,362,784  $15,334,573    20,974.63
                              =========   ===========  ===========  ===========




 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1998

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership's properties are all commercial, single-tenant buildings. For those properties in the table below which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at March 31, 1998 are as follows:

                                           Buildings and            Accumulated
Property                          Land       Equipment      Total  Depreciation

Taco Cabana, Houston, TX     $   334,414  $   212,908  $   547,322  $   47,313
Taco Cabana, San Antonio, TX     598,533      548,741    1,147,274     114,993
Taco Cabana, Waco, TX              7,788       11,932       19,720       2,422
Applebee's, Aurora, CO            15,969       28,813       44,782       5,600
Red Line Burger, Houston, TX           0       58,236       58,236      58,236
Red Line Burger, Houston, TX           0       57,519       57,519      57,519
Red Line Burger,
 Corpus Christi, TX                    0       52,398       52,398      52,398
Applebee's, Crestwood, MO              0      803,418      803,418     140,296
Applebee's, Crestview Hills, KY    4,490        9,549       14,039       1,601
HomeTown Buffet, Tucson, AZ      329,136      281,619      610,755      44,981
Applebee's, Covington, LA        358,521      740,564    1,099,085     129,766
Applebee's, Temple Terrace, FL    44,568       51,694       96,262       8,635
Applebee's, Beaverton, OR        636,972    1,123,107    1,760,079     172,294
Denny's, Apple Valley, CA        461,013      716,642    1,177,655      98,525
Media Play, Apple Valley, MN     230,305      563,962      794,267      72,709
Garden Ridge, Pineville, NC    1,171,849    2,443,529    3,615,378     162,902
Party City, Gainesville, GA      642,964      792,345    1,435,309       8,376
Champps Americana, Troy, MI      361,889            0      361,889           0
                              -----------  -----------  ----------- ----------
                             $ 5,198,411  $ 8,496,976  $13,695,387 $ 1,178,566
                              ===========  ===========  =========== ==========

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

     On November 6, 1996, the Partnership sold the Taco Cabana restaurant in Round Rock, Texas to an unrelated third party. The Partnership recognized net sale proceeds of $963,049, which resulted in a net gain of $262,803. The total cost and related accumulated depreciation was $749,710 and $49,464, respectively. As part of the net sale proceeds, the Partnership received a Promissory Note for $660,000. The Note earned interest at a 9% rate. On March 27, 1997, the Partnership received the outstanding principal and accrued interest on the Note.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first three months of 1998 and 1997, the Partnership distributed $32,650 and $52,009 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.54 and $2.45 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     On December 18, 1997, the Partnership purchased a Party City retail store in Gainesville, Georgia for $1,435,309. The property is leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $150,752.

     On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 1998, the Partnership had advanced $116,617 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

     In January, 1998, the Partnership entered into an Agreement to purchase a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $192,813. The land is leased to Tumbleweed, LLC (TLLC) under a Lease Agreement with a primary term of 15 years and annual rental payments of $16,389. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $542,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $55,600. The remaining interests in the property are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two
     Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee has agreed to pay certain pre-petition and post-petition rents due of $149,088 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

     The Partnership is reviewing its available options for the two Red Line Burger properties in Houston, Texas. Due to the rejection of the Leases, $82,563 of pre-petition and post-petition rent related to the two properties will not be collected by the Partnership. These amounts were not accrued for financial reporting purposes. Due to the limited  market for this type of building, the  Partnership, in the fourth quarter of 1997, recorded a real estate impairment on the three Red Line Burgers of $715,384, which equaled the net book value of the properties at December 31, 1997. The charge was recorded against the cost of the buildings and equipment.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     The Partnership has incurred net costs of $602,247 relating to the review of potential property acquisitions. Of these costs, $562,935 have been capitalized and allocated to land, building and equipment. The remaining costs of $39,312 have been capitalized and will be allocated to properties acquired subsequent to March 31, 1998.

(4)  Long-Term Notes Receivable -

     On July 26, 1995, the Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant in Davie, Florida. The Note requires forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest is being charged on the Note at the rate of 10% on the outstanding principal balance. The Note is secured by the land, building and equipment. As of March 31, 1998 and December 31, 1997, the outstanding principal due on the note was $1,484,472 and $1,492,795, respectively. On April 8, 1998, the Partnership received the outstanding principal and accrued interest due on the Note.

     The Partnership received a Promissory Note from the sale of the Taco Cabana restaurant as discussed in Note 3. The Note earned interest at a 9% rate. The Note was secured by the land, building and equipment. On March 27, 1997, the Partnership received the outstanding principal and accrued interest due on the Note.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1998 and 1997, the Partnership recognized rental income of $404,372 and $369,969, respectively. During the same periods, the Partnership earned investment income of $58,513 and $87,809, respectively. In 1998, rental income increased as a result of $44,021 in additional rent received from two property acquisitions in 1997 and rent increases on ten properties, which resulted in $8,978 in additional rent in 1998. These increases were partially offset by a reduction in rental income due to the restructuring of the Media Play property and the Rally's/Red Line Burger situation discussed below. In 1998, the Partnership received $11,290 and $6,000 less in monthly rent from the two lessees, respectively. Rental income also decreased $1,306 as a result of property sales in 1997. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee has agreed to pay certain pre-petition and post-petition rents due of $149,088 and the
Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

       The Partnership is reviewing its available options for the two Red Line Burger properties in Houston, Texas. Due to the rejection of the Leases, $82,563 of pre-petition and post-petition rent related to the two properties will not be collected by the Partnership. These amounts were not accrued for financial reporting purposes. Due to the limited market for this type of building, the Partnership, in the fourth quarter of 1997, recorded a real estate impairment on the three Red Line Burgers of $715,384, which equaled the net book value of the properties at December 31, 1997. The charge was recorded against the cost of the buildings and equipment.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       During the three months ended March 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $73,935 and $54,111, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $38,675 and $33,824, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The Partnership administration and property management expenses both increased in the first quarter of 1998 compared to the first quarter of 1997 due to the additional management associated with Media Play and the Red Line Burgers and additional review of lease terms with other lessees of the Partnership.

        As of March 31, 1998, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1998, the Partnership's cash balances decreased $11,012. Net cash provided by operating activities decreased from $465,412 in 1997 to $397,737 in 1998 mainly as the result of an increase in expenses in 1998 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1997, the Partnership generated cash flow from the sale of real estate of $675,838. During the three months ended March 31, 1998 and 1997, the Partnership expended $63,491 and $27,434, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the first three months of 1998 and 1997, the Partnership distributed $32,650 and $52,009 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.54 and $2.45 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

        On December 18, 1997, the Partnership purchased a Party City retail store in Gainesville, Georgia for $1,435,309. The property is leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $150,752.

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 1998, the Partnership had advanced $116,617 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

         In January, 1998, the Partnership entered into an Agreement to purchase a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $192,813. The land is leased to Tumbleweed, LLC (TLLC) under a Lease Agreement with a primary term of 15 years and annual rental payments of $16,389. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $542,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $55,600. The remaining interests in the property are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective October 1, 1997, the Partnership's distribution rate was reduced from 8.5% to 7.5%. As a result, distributions during the first three months of 1997 were higher when compared to the same period in 1998.

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

                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.  Exhibits -
                               Description

           10.1   Development   Financing   Agreement
                  dated   April   13,   1998   between   the
                  Partnership,  AEI Real Estate  Fund  XVIII
                  Limited  Partnership, Robert  P.  Johnson,
                  and   Tumbleweed,  LLC  relating  to   the
                  property  at  1150  North  Bridge  Street,
                  Chillicothe, Ohio.

           10.2   Net Lease Agreement dated April  13,
                  1998  between  the Partnership,  AEI  Real
                  Estate  Fund  XVIII  Limited  Partnership,
                  Robert P. Johnson, and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio.

            27    Financial Data Schedule  for  period
                  ended March 31, 1998.

        b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 1998          AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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