Form 10QSB
period 1998-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1998-08-12
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1998

                Commission file number:  0-23778


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Minnesota                   41-1729121
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (651) 227-7333
                   (Issuer's telephone number)


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

                     Yes               No  [X]




    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP


                              INDEX




PART I.  Financial Information

 Item 1. Balance Sheet as of June 30, 1998 and December 31, 1997

          Statements for the Periods ended June 30, 1998 and 1997:

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

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                       1998            1997

CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 2,757,207     $ 2,112,414
  Receivables                                                0          65,985
                                                    -----------     -----------
      Total Current Assets                           2,757,207       2,178,399
                                                    -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               6,553,532       6,650,715
  Buildings and Equipment                           10,649,400      10,879,290
  Property Acquisition Costs                            78,423          30,207
  Accumulated Depreciation                          (1,134,799)       (972,278)
                                                    -----------     -----------
      Net Investments in Real Estate                16,146,556      16,587,934
                                                    -----------     -----------
          Total Assets                             $18,903,763     $18,766,333
                                                    ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    74,686     $    98,419
  Distributions Payable                                424,509         194,835
  Unearned Rent                                         40,890               0
                                                    -----------     -----------
      Total Current Liabilities                        540,085         293,254
                                                    -----------     -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (23,304)        (22,210)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized and issued;
   23,652 Units outstanding                         18,386,982      18,495,289
                                                    -----------     -----------
     Total Partners' Capital                        18,363,678      18,473,079
                                                    -----------     -----------
       Total Liabilities and Partners' Capital     $18,903,763     $18,766,333
                                                    ===========     ===========



 The accompanying notes to financial statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Three Months Ended           Six Months Ended
                               6/30/98       6/30/97      6/30/98      6/30/97

INCOME:
   Rent                      $  471,928    $  472,339  $  944,844   $  949,688
   Investment Income             36,418        25,848      72,679       56,589
                              ----------    ----------  ----------   ----------
        Total Income            508,346       498,187   1,017,523    1,006,277
                              ----------    ----------  ----------   ----------

EXPENSES:
   Partnership Administration -
    Affiliates                   64,198        70,475     135,343      121,151
   Partnership Administration
    and Property Management -
    Unrelated Parties            28,575        27,888      61,412       50,202
   Depreciation                  92,697        98,715     185,544      198,441
                              ----------    ----------  ----------   ----------
        Total Expenses          185,470       197,078     382,299      369,794
                              ----------    ----------  ----------   ----------

OPERATING INCOME                322,876       301,109     635,224      636,483

GAIN ON SALE OF REAL ESTATE           0             2     134,164       38,694
                              ----------    ----------  ----------   ----------
NET INCOME                   $  322,876    $  301,111  $  769,388   $  675,177
                              ==========    ==========  ==========   ==========

NET INCOME ALLOCATED:
   General Partners          $    3,229    $    3,011  $    7,694   $    6,752
   Limited Partners             319,647       298,100     761,694      668,425
                              ----------    ----------  ----------   ----------
                             $  322,876    $  301,111  $  769,388   $  675,177
                              ==========    ==========  ==========   ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (23,385 and 23,652 weighted average
  Units outstanding in 1998 and 1997,
  respectively)              $    13.67    $    12.60  $    32.57   $    28.26
                              ==========    ==========  ==========   ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                         1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   769,388    $   675,177

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       185,544        198,441
     Gain on Sale of Real Estate                       (134,164)       (38,694)
     (Increase) Decrease in Receivables                  65,985        (48,336)
     Decrease in Payable to
        AEI Fund Management, Inc.                       (23,733)       (33,773)
     Increase in Unearned Rent                           40,890         14,527
                                                     -----------    -----------
        Total Adjustments                               134,522         92,165
                                                     -----------    -----------
        Net Cash Provided By
        Operating Activities                            903,910        767,342
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                           (48,217)      (714,900)
   Proceeds from Sale of Real Estate                    438,215        454,719
                                                     -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                            389,998       (260,181)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         229,674           (417)
   Distributions to Partners                           (878,789)      (969,698)
                                                     -----------    -----------
        Net Cash Used For
        Financing Activities                           (649,115)      (970,115)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 644,793       (462,954)

CASH AND CASH EQUIVALENTS, beginning of period        2,112,414      2,177,670
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $ 2,757,207    $ 1,714,716
                                                     ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (14,833)  $19,225,611  $19,210,778    23,652.30

  Distributions                 (9,697)     (960,001)    (969,698)

  Net Income                     6,752       668,425      675,177
                              ---------   -----------  -----------  -----------
BALANCE, June 30, 1997       $ (17,778)  $18,934,035  $18,916,257    23,652.30
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1997   $ (22,210)  $18,495,289  $18,473,079    23,385.09

  Distributions                 (8,788)     (870,001)    (878,789)

  Net Income                     7,694       761,694      769,388
                              ---------   -----------  -----------  -----------
BALANCE, June 30, 1998       $ (23,304)  $18,386,982  $18,363,678    23,385.09
                              =========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1998

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

(2)  Organization -

     AEI Net Lease Income & Growth Fund XX Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XX, Inc.
     (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on June 30, 1993 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. On January 19, 1995, the Partnership's offering terminated when the maximum subscription limit of 24,000 Limited Partnership Units ($24,000,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $24,000,000 and $1,000, respectively. During the operation of the Partnership, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

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

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of the Partnership's property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated in the same ratio as the last dollar of Net Cash Flow is distributed. Net losses from operations will be allocated 99% to the Limited Partners and 1% to the General Partners.

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


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     On December 21, 1995, the Partnership purchased a 33.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,422,701. The property was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482.

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

     As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Media Play was approximately $726,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $626,800 was recognized, which is the difference between the book value at December 31, 1997 of $1,352,800 and the estimated market value of $726,000. The charge was recorded against the cost of the land, building and equipment.

     On April 21, 1997, the Partnership purchased a 37.0% interest in a parcel of land in Schaumburg, Illinois for $653,756. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,910. Effective October 17, 1997, the annual rent was increased to $76,647. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective October 17, 1997, the interest rate was increased to 10.75%. On December 31, 1997, after the development was completed, the Lease Agreement was amended to require annual rental payments of $176,405. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,676,195. The remaining interests in the property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

     Through December 31, 1997, the Partnership sold 98.8823% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,439,965 which resulted in a total net gain of $284,712. The total cost and related accumulated depreciation of the interests sold was $1,226,615 and $71,362, respectively. For the six months ended June 30, 1997, the net gain was $67,061.


    AEI NET LEASE INCOME & GROWTH FUND XX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -  (Continued)

     Through June 30, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934 which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and $93,826, respectively. For the six months ended June 30, 1998, the net gain was $78,734.

     On January 27, 1998, the Partnership sold 5.50031% of its interest in the Champps Americana restaurant in Lyndhurst, Ohio to an unrelated third party. The Partnership received net sale proceeds of $184,032 which resulted in a net gain of $41,140. At the time of the sale, the cost and related accumulated depreciation of the interest sold was $149,183 and $6,291, respectively.

     In May, 1997, the Partnership sold 3,739 square feet of land from the Red Robin property on Jamboree Drive in Colorado Springs, Colorado, pursuant to a Right of Way Agreement with the state of Colorado Department of Transportation. The Partnership received net proceeds of $37,052 which, in 1997, resulted in a net loss of $36,025 of which $28,367 was recognized in the first six months of 1997. The original cost of the parcel of land was $73,077. The Partnership believed the state of Colorado undervalued the land and successfully negotiated to receive additional net proceeds of $14,290, which was recognized as a gain in the first quarter of 1998.

     During   the  first  six  months  of  1998  and  1997,   the
     Partnership distributed net sale proceeds of $58,021 and $65,376 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.46 and 2.74 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     The Partnership has incurred net costs of $821,723 relating to the review of potential property acquisitions. Of these costs, $743,300 have been capitalized and allocated to land, building and equipment. The remaining costs of $78,423 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1998 and 1997, the Partnership recognized rental income of $944,844 and $949,688, respectively. During the same periods, the Partnership earned investment income of $72,679 and $56,589, respectively. In 1998, rental income decreased as a result of the property sales and the restructuring of the Media Play property discussed below. These decreases were partially offset by additional rent received from one property acquisition in 1997 and rent increases on six properties.

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

        As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the Media Play was approximately $726,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $626,800 was recognized, which is the difference between the book value at December 31, 1997 of $1,352,800 and the estimated market value of $726,000. The charge was recorded against the cost of the land, building and equipment.

        During the six months ended June 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $135,343 and $121,151, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $61,412 and $50,202, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1998, when compared to 1997, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

        As of June 30, 1998, the Partnership's cash distribution rate was 7.25% on an annualized basis. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. The Leases contain cost of living increases which will result in an increase in rental income over the term of the Leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

Liquidity and Capital Resources

         During the six months ended June 30, 1998, the Partnership's cash balances increased $644,793 mainly as a result of proceeds received from the sale of real estate. Net cash provided by operating activities increased from $767,342 in 1997 to $903,910 in 1998 mainly as the result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in expenses in 1998.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 1998 and June 30, 1997, the Partnership generated cash flow from the sale of real estate of $438,215 and $454,719, respectively. During the same periods, the Partnership expended $48,217 and $714,900, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.

        On April 21, 1997, the Partnership purchased a 37.0% interest in a parcel of land in Schaumburg, Illinois for
$653,756. The land is leased to Champps Americana, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $49,910. Effective October 17, 1997, the annual rent was increased to $76,647. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective October 17, 1997, the interest rate was increased to 10.75%. On December 31, 1997, after the development was completed, the Lease Agreement was amended to require annual rental payments of $176,405. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,676,195. The remaining interests in the property are owned by AEI Income & Growth Fund XXI Limited Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership, affiliates of the Partnership.

        Through December 31, 1997, the Partnership sold 98.8823% of the Arby's/Mrs. Winner's restaurant in Smyrna, Georgia, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,439,965 which resulted in a total net gain of $284,712. The total cost and related accumulated depreciation of the interests sold was $1,226,615 and $71,362, respectively. For the six months ended June 30, 1997, the net gain was $67,061.

        Through June 30, 1998, the Partnership sold 88.04128% of its interest in the Applebee's restaurant in Middletown, Ohio, in six separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,322,934 which resulted in a total net gain of $389,903. The total cost and related accumulated depreciation of the interests sold was $1,026,857 and $93,826, respectively. For the six months ended June 30, 1998, the net gain was $78,734.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On January 27, 1998, the Partnership sold 5.50031% of its interest in the Champps Americana restaurant in Lyndhurst, Ohio to an unrelated third party. The Partnership received net sale proceeds of $184,032 which resulted in a net gain of $41,140. At the time of the sale, the cost and related accumulated depreciation of the interest sold was $149,183 and $6,291, respectively.

        In May, 1997, the Partnership sold 3,739 square feet of land from the Red Robin property on Jamboree Drive in Colorado Springs, Colorado, pursuant to a Right of Way Agreement with the state of Colorado Department of Transportation. The Partnership received net proceeds of $37,052 which, in 1997, resulted in a net loss of $36,025 of which $28,367 was recognized in the first six months of 1997. The original cost of the parcel of land was $73,077. The Partnership believed the state of Colorado undervalued the land and successfully negotiated to receive additional net proceeds of $14,290, which was recognized as a gain in the first quarter of 1998.

        During the first six months of 1998 and 1997, the Partnership distributed net sale proceeds of $58,021 and $65,376 to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.46 and $2.74 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable fluctuate from year to year due to cash used to fund redemption payments. Effective July 1, 1997, the Partnership's distribution rate was reduced from 8.0% to 7.25%. As a result, distributions during the first six months of 1997 were higher when compared to the same period in 1998.

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

        During 1997, sixteen Limited Partners redeemed a total of
267.2 Partnership Units for $229,518 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, twenty-one Limited Partners redeemed a total of 347.7 Partnership Units for $312,465. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

         27    Financial Data Schedule  for  period
               ended June 30, 1998.

      b. Reports filed on Form 8-K - None.


                           SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 31, 1998         AEI Net Lease Income & Growth Fund XX
                              Limited Partnership
                              By:  AEI Fund Management XX, Inc.
                              Its: Managing General Partner



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