Form 10QSB/A
period 1998-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1998-09-18
CIK 868740

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

                          BALANCE SHEET

               JUNE 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                     1998            1997
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 2,471,065     $ 1,613,175
  Receivables                                         26,282          40,876
  Current Portion of Long-Term Notes Receivable            0          32,496
                                                  -----------     -----------
      Total Current Assets                         2,497,347       1,686,547
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,391,224       5,198,411
  Buildings and Equipment                          8,438,740       8,496,976
  Construction in Progress                           480,441          43,208
  Property Acquisition Costs                          31,621          49,230
  Accumulated Depreciation                        (1,192,180)     (1,106,715)
                                                  -----------     -----------
      Net Investments in Real Estate              13,149,846      12,681,110
                                                  -----------     -----------
OTHER ASSETS:
  Long-Term Notes Receivable -
    Net of Current Portion                                 0       1,460,299
                                                  -----------     -----------
           Total Assets                          $15,647,193     $15,827,956
                                                  ===========     ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    46,054     $    51,256
  Distributions Payable                              366,970         337,626
  Unearned Rent                                        7,902               0
                                                  -----------     -----------
      Total Current Liabilities                      420,926         388,882
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (29,294)        (27,166)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,975 Units outstanding                       15,255,561      15,466,240
                                                  -----------     -----------
      Total Partners' Capital                     15,226,267      15,439,074
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $15,647,193     $15,827,956
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                  Three Months Ended       Six Months Ended
                                 6/30/98      6/30/97     6/30/98     6/30/97

INCOME:
   Rent                       $  410,748   $  354,869   $  815,120  $  724,838
   Investment Income              42,805       87,150      101,318     174,959
                               ----------   ----------   ----------  ----------
        Total Income             453,553      442,019      916,438     899,797
                               ----------   ----------   ----------  ----------

EXPENSES:
   Partnership Administration -
    Affiliates                    70,546       72,988      144,481     127,099
   Partnership Administration
    and Property Management -
    Unrelated Parties             36,539       32,650       75,214      66,474
   Depreciation                   71,850       77,293      143,701     157,362
                               ----------   ----------   ----------  ----------
        Total Expenses           178,935      182,931      363,396     350,935
                               ----------   ----------   ----------  ----------

OPERATING INCOME                 274,618      259,088      553,042     548,862

GAIN ON SALE OF REAL ESTATE            0            0            0      77,703
                               ----------   ----------   ----------  ----------
NET INCOME                    $  274,618   $  259,088   $  553,042  $  626,565
                               ==========   ==========   ==========  ==========

NET INCOME ALLOCATED:
   General Partners           $    2,746   $    2,591   $    5,530  $    6,266
   Limited Partners              271,872      256,497      547,512     620,299
                               ----------   ----------   ----------  ----------
                              $  274,618   $  259,088   $  553,042  $  626,565
                               ==========   ==========   ==========  ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (20,975 and 21,015 weighted average
  Units outstanding in 1998 and 1997,
  respectively)               $    12.96   $    12.21   $    26.10  $    29.52
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

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   553,042    $   626,565

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       143,701        157,362
     Gain on Sale of Real Estate                              0        (77,703)
     Decrease in Receivables                             14,594          4,935
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        (5,202)        18,870
     Increase in Unearned Rent                            7,902         32,156
                                                     -----------    -----------
        Total Adjustments                               160,995        135,620
                                                     -----------    -----------
        Net Cash Provided By
        Operating Activities                            714,037        762,185
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (612,437)      (678,569)
   Proceeds from Sale of Real Estate                          0        675,838
   Payments Received on Long-Term Notes Receivable    1,492,795        662,305
                                                     -----------    -----------
        Net Cash Provided By
        Investing Activities                            880,358        659,574
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable          29,344            (99)
   Distributions to Partners                           (765,849)      (878,445)
                                                     -----------    -----------
        Net Cash Used For
        Financing Activities                           (736,505)      (878,544)
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               857,890        543,215

CASH AND CASH EQUIVALENTS, beginning of period        1,613,175      2,477,783
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $ 2,471,065    $ 3,020,998
                                                     ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (7,927)   $17,257,326  $17,249,399    21,015.23

  Distributions                (8,785)      (869,660)    (878,445)

  Net Income                    6,266        620,299      626,565
                              --------    -----------  -----------  -----------
BALANCE, June 30, 1997       $(10,446)   $17,007,965  $16,997,519    21,015.23
                              ========    ===========  ===========  ===========


BALANCE, December 31, 1997   $(27,166)   $15,466,240  $15,439,074    20,974.63

  Distributions                (7,658)      (758,191)    (765,849)

  Net Income                    5,530        547,512      553,042
                              --------    -----------  -----------  -----------
BALANCE, June 30, 1998       $(29,294)   $15,255,561  $15,226,267    20,974.63
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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership's properties are all commercial, single-tenant buildings. For those properties in the table below which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at June 30, 1998 are as follows:

                                             Buildings and         Accumulated
      Property                       Land      Equipment    Total  Depreciation

Taco Cabana, Houston, TX         $  334,414  $  212,908  $   547,322  $  49,087
Taco Cabana, San Antonio, TX        598,533     548,741    1,147,274    119,751
Taco Cabana, Waco, TX                 7,788      11,932      19,720       2,525
Applebee's, Aurora, CO               15,969      28,813      44,782       5,858
Red Line Burger, Houston, TX              0      57,519      57,519      57,519
Red Line Burger, Corpus Christi, TX       0      52,398       52,398     52,398
Applebee's, Crestwood, MO                 0     803,418      803,418    147,370
Applebee's, Crestview Hills, KY       4,490       9,549       14,039      1,685
HomeTown Buffet, Tucson, AZ         329,136     281,619      610,755     47,328
Applebee's, Covington, LA           358,521     740,564    1,099,085    136,536
Applebee's, Temple Terrace, FL       44,568      51,694       96,262      9,114
Applebee's, Beaverton, OR           636,972   1,123,107    1,760,079    182,234
Denny's, Apple Valley, CA           461,013     716,642    1,177,655    104,814
Media Play, Apple Valley, MN        230,305     563,962      794,267     77,141
Garden Ridge, Pineville, NC       1,171,849   2,443,529    3,615,378    183,265
Party City, Gainesville, GA         642,964     792,345    1,435,309     15,555
Champps Americana, Troy, MI         361,889           0      361,889          0
Tumbleweed, Chillicothe, OH         192,813           0      192,813          0
                                  ----------  ----------  ----------- ---------
                                 $5,391,224  $8,438,740  $13,829,964 $1,192,180
                                  ==========  ==========  =========== =========

     Through December 31, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the six months ended June 30, 1997, the net gain was $61,611.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first six months of 1998 and 1997, the Partnership distributed $68,319 and $154,850 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.22 and $7.29 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     On December 18, 1997, the Partnership purchased a Party City retail store in Gainesville, Georgia for $1,435,309. The property is leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $150,752.

     On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the
     Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 1998, the Partnership had advanced $417,607 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective June 20, 1998, the interest rate was increased to 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

     In January, 1998, the Partnership entered into an Agreement to purchase a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $192,813. The land is leased to Tumbleweed, LLC (TLLC) under a Lease Agreement with a primary term of 15 years and annual rental payments of $16,389. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. Through June 30, 1998, the Partnership had advanced $62,834 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $542,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $55,600. The remaining interests in the property are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In August, 1995, the lessee of three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two
     Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee agreed to pay certain pre-petition and post-petition rents due of $149,088 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

     Due to the rejection of the Leases, $82,563 of pre-petition and post-petition rent related to the two properties will not be collected by the Partnership. These amounts were not accrued for financial reporting purposes. Due to the market conditions for this type of building, the Partnership, in the fourth quarter of 1997, recorded a real estate impairment on the three Red Line Burgers of $715,384, which equaled the net book value of the properties at DecemberE31, 1997. The charge was recorded against the cost of the buildings and equipment. In addition, in the second quarter of 1998, the Partnership elected to abandon one of the properties in order to avoid ongoing expenses. The
     Partnership is reviewing its available options for the remaining Red Line Burger rejected in the reorganization plan.

     On December 21, 1995, the Partnership purchased a 33.0% interest in a Media Play retail store in Apple Valley, Minnesota for $1,389,367. The property was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482.

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which was equal to approximately two years' rent. The Partnership's share of such payment was $264,000. Under the Agreement, MGI remained in possession of the property and performed all of its obligations under the net lease agreement through January 31, 1997 at which time it vacated the property and made it available for re-let to another tenant. MGI was responsible for all maintenance and management costs of the property through JanuaryE31, 1997 after which date the Partnership became responsible for its share of expenses associated with the property until it is re-let or sold. A specialist in commercial property leasing has been retained to locate a new tenant for the property.


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

     The Partnership has incurred net costs of $594,556 relating to the review of potential property acquisitions. Of these costs, $562,935 have been capitalized and allocated to land, building and equipment. The remaining costs of $31,621 have been capitalized and will be allocated to properties acquired subsequent to June 30, 1998.

     Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on February 5, 1998. As a result, the Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the proceeds from the long-term note receivable from the sale of the Black-
     Eyed Pea restaurant, as discussed in Note 4, and future sales in additional properties.

(4)  Long-Term Notes Receivable -

     On July 26, 1995, the Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant in Davie, Florida. The Note requires forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest is being charged on the Note at the rate of 10% on the outstanding principal balance. The Note is secured by the land, building and equipment. As of DecemberE31, 1997, the outstanding principal due on the note was $1,492,795. On April 8, 1998, the Partnership received the outstanding principal and accrued interest due on the Note.

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



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1998 and 1997, the Partnership recognized rental income of $815,120 and $724,838, respectively. During the same periods, the Partnership earned investment income of $101,318 and $174,959, respectively. In 1998, rental income increased as a result of $90,282 in additional rent received from three property acquisitions in 1997 and 1998, and rent increases on ten properties, which resulted in $16,647 in additional rent in 1998. These increases were partially offset by a reduction in rental income due to the restructuring of the Media Play property and the RallyOs/Red Line Burger situation discussed below. In 1998, the Partnership received $11,290 and $5,750 less in monthly rent from the two lessees, respectively. Rental income also decreased $1,306 as a result of property sales in 1997. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

        In August, 1995, the lessee of three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee agreed to pay certain pre-petition and post-petition rents due of $149,088 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

        Due to the rejection of the Leases, $82,563 of pre-petition and post-petition rent related to the two properties will not be collected by the Partnership. These amounts were not accrued for financial reporting purposes. Due to the market conditions for this type of building, the Partnership, in the fourth quarter of 1997, recorded a real estate impairment on the three Red Line Burgers of $715,384, which equaled the net book value of the properties at DecemberE31, 1997. The charge was recorded against the cost of the buildings and equipment. In addition, in the second quarter of 1998, the Partnership elected to abandon one of the properties in order to avoid ongoing expenses. The Partnership is reviewing its available options for the remaining Red Line Burger rejected in the reorganization plan.

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

        During the six months ended June 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $144,481 and $127,099, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $75,214 and $66,474, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The Partnership administration and property management expenses both increased in the first six months of 1998 compared to the first six months of 1997 due to the additional management associated with Media Play and the Red Line Burgers and additional review of lease terms with other lessees of the Partnership.

        As of June 30, 1998, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1998, the Partnership's cash balances increased $857,890 mainly as a result of payments received on a long-term note receivable, which was partially offset by cash used to purchase additional properties. Net cash provided by operating activities decreased from $762,185 in 1997 to $714,037 in 1998 mainly as the result of an increase in expenses in 1998 and net timing differences in the collection of payments from the lessees and the payment of expenses.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 1997, the Partnership generated cash flow from the sale of real estate of $675,838. During the six months ended June 30, 1998 and 1997, the Partnership received payments on long-term notes receivable, received as the result of property sales, of $1,492,795 and $662,305, respectively. During the same periods, the Partnership expended $612,437 and $678,569, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.

        Through December 31, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the six months ended June 30, 1997, the net gain was $61,611.

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

        During the first six months of 1998 and 1997, the Partnership distributed $68,319 and $154,850 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.22 and $7.29 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

        Pursuant to the Partnership Agreement, net sale proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units is terminated. This period expired on February 5, 1998. As a result, the Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the note proceeds from the long-term note receivable from the sale of the Black-Eyed Pea restaurant and future sales in additional properties.

        On December 18, 1997, the Partnership purchased a Party City retail store in Gainesville, Georgia for $1,435,309. The property is leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $150,752.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 1998, the Partnership had advanced $417,607 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective June 20,
1998, the interest rate was increased to 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,077,750. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $113,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

         In January, 1998, the Partnership entered into an Agreement to purchase a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $192,813. The land is leased to Tumbleweed, LLC (TLLC) under a Lease Agreement with a primary term of 15 years and annual rental payments of $16,389. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. Through June 30, 1998, the Partnership had advanced $62,834 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $542,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $55,600. The remaining interests in the property are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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


Dated:  September 18, 1998    AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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