Form 10QSB
period 1998-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1998-11-10
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1998

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1998 and  December 31, 1997

          Statements for the Periods ended September 30, 1998  and 1997:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                        1998            1997
CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 1,926,137     $ 1,613,175
  Receivables                                            9,595          40,876
  Current Portion of Long-Term Notes Receivable              0          32,496
                                                    -----------     -----------
      Total Current Assets                           1,935,732       1,686,547
                                                    -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               5,409,247       5,198,411
  Buildings and Equipment                            9,234,665       8,496,976
  Construction in Progress                             267,162          43,208
  Property Acquisition Costs                            29,016          49,230
  Accumulated Depreciation                          (1,266,333)     (1,106,715)
                                                    -----------     -----------
      Net Investments in Real Estate                13,673,757      12,681,110
                                                    -----------     -----------
OTHER ASSETS:
  Long-Term Notes Receivable -
   Net of Current Portion                                    0       1,460,299
                                                    -----------     -----------
        Total Assets                               $15,609,489     $15,827,956
                                                    ===========     ===========


                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    87,251     $    51,256
  Distributions Payable                                366,970         337,626
  Unearned Rent                                          6,747               0
                                                    -----------     -----------
      Total Current Liabilities                        460,968         388,882
                                                    -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (30,072)        (27,166)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,975 Units outstanding                         15,178,593      15,466,240
                                                    -----------     -----------
     Total Partners' Capital                        15,148,521      15,439,074
                                                    -----------     -----------
        Total Liabilities and Partners' Capital    $15,609,489     $15,827,956
                                                    ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                 Three Months Ended         Nine Months Ended
                               9/30/98      9/30/97      9/30/98       9/30/97

INCOME:
   Rent                      $ 422,433    $ 357,201   $ 1,237,553  $ 1,082,039
   Investment Income            46,284       88,991       147,602      263,950
                              ---------    ---------   -----------  -----------
        Total Income           468,717      446,192     1,385,155    1,345,989
                              ---------    ---------   -----------  -----------

EXPENSES:
   Partnership Administration -
    Affiliates                  63,306       61,422       207,787      188,521
   Partnership Administration
    and Property Management -
    Unrelated Parties           26,079       31,585       101,293       98,059
   Depreciation                 74,153       77,294       217,854      234,656
                              ---------    ---------   -----------  -----------
        Total Expenses         163,538      170,301       526,934      521,236
                              ---------    ---------   -----------  -----------

OPERATING INCOME               305,179      275,891       858,221      824,753

GAIN ON SALE OF REAL ESTATE          0            0             0       77,703
                              ---------    ---------   -----------  -----------
NET INCOME                   $ 305,179    $ 275,891   $   858,221  $   902,456
                              =========    =========   ===========  ===========

NET INCOME ALLOCATED:
   General Partners          $   3,052    $   2,759   $     8,582  $     9,025
   Limited Partners            302,127      273,132       849,639      893,431
                              ---------    ---------   -----------  -----------
                             $ 305,179    $ 275,891   $   858,221  $   902,456
                              =========    =========   ===========  ===========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (20,975 and 21,015 weighted
 average Units outstanding
 in  1998 and 1997,
 respectively)               $   14.41    $   12.99   $    40.51   $     42.51
                              =========    =========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                         1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                       $   858,221  $   902,456

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        217,854      234,656
     Gain on Sale of Real Estate                               0      (77,703)
     (Increase) Decrease in Receivables                   31,281      (23,665)
     Increase in Payable to
        AEI Fund Management, Inc.                         35,995       33,197
     Increase in Unearned Rent                             6,747       33,543
                                                      -----------  -----------
        Total Adjustments                                291,877      200,028
                                                      -----------  -----------
        Net Cash Provided By
        Operating Activities                           1,150,098    1,102,484
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (1,210,501)  (1,236,899)
   Proceeds from Sale of Real Estate                           0      675,838
   Payments Received on Long-Term Note Receivable      1,492,795      669,444
                                                      -----------  -----------
        Net Cash Provided By
        Investing Activities                             282,294      108,383
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable           29,344       (3,427)
   Distributions to Partners                          (1,148,774)  (1,314,196)
                                                      -----------  -----------
        Net Cash Used For
        Financing Activities                          (1,119,430)  (1,317,623)
                                                      -----------  -----------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                312,962     (106,756)

CASH AND CASH EQUIVALENTS, beginning of period         1,613,175    2,477,783
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS, end of period             $ 1,926,137  $ 2,371,027
                                                      ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                      Limited
                                                                   Partnership
                               General      Limited                    Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996    $ (7,927)  $17,257,326   $17,249,399    21,015.23

  Distributions                (13,142)   (1,301,054)   (1,314,196)

  Net Income                     9,025       893,431       902,456
                              ---------   -----------   -----------  ----------
BALANCE, September 30, 1997  $ (12,044)  $16,849,703   $16,837,659    21,015.23
                              =========   ===========   ===========  ==========


BALANCE, December 31, 1997   $ (27,166)  $15,466,240   $15,439,074    20,974.63

  Distributions                (11,488)   (1,137,286)   (1,148,774)

  Net Income                     8,582       849,639       858,221
                              ---------   -----------   -----------  ----------
BALANCE, September 30, 1998  $ (30,072)  $15,178,593   $15,148,521    20,974.63
                              =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     The Partnership's properties are all commercial, single-tenant buildings. For those properties in the table below which do not have land costs, the lessee has entered into long-term land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at September 30, 1998 are as follows:

                                            Buildings and           Accumulated
Property                             Land    Equipment     Total   Depreciation

Taco Cabana, Houston, TX         $  334,414  $  212,908  $   547,322  $  50,861
Taco Cabana, San Antonio, TX        598,533     548,741    1,147,274    124,509
Taco Cabana, Waco, TX                 7,788      11,932       19,720      2,627
Applebee's, Aurora, CO               15,969      28,813       44,782      6,117
Red Line Burger, Houston, TX              0      57,519       57,519     57,519
Red Line Burger, Corpus Christi, TX       0      52,398       52,398     52,398
Applebee's, Crestwood, MO                 0     803,418      803,418    154,444
Applebee's, Crestview Hills, KY       4,490       9,549       14,039      1,768
HomeTown Buffet, Tucson, AZ         329,136     281,619      610,755     49,675
Applebee's, Covington, LA           358,521     740,564    1,099,085    143,306
Applebee's, Temple Terrace, FL       44,568      51,694       96,262      9,594
Applebee's, Beaverton, OR           636,972   1,123,107    1,760,079    192,174
Denny's, Apple Valley, CA           461,013     716,642    1,177,655    111,103
Media Play, Apple Valley, MN        230,305     563,962      794,267     81,574
Garden Ridge, Pineville, NC       1,171,849   2,443,529    3,615,378    203,627
Party City, Gainesville, GA         642,964     792,345    1,435,309     22,734
Champps Americana, Troy, MI         379,912     795,925    1,175,837      2,303
Tumbleweed, Chillicothe, OH         192,813           0      192,813          0
                                 ----------  ----------   ----------  ---------
                                $ 5,409,247 $ 9,234,665  $14,643,912 $1,266,333
                                 ==========  ==========   ==========  =========

     Through December 31, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the nine months ended September 30, 1997, the net gain was $61,611.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first nine months of 1998 and 1997, the Partnership distributed $72,698 and $237,417 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.43 and $11.18 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

     On December 18, 1997, the Partnership purchased a Party City retail store in Gainesville, Georgia for $1,435,309. The property is leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $150,752.

     On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective June 20, 1998, the interest rate was increased to 10.5%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,175,837. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

     In January, 1998, the Partnership entered into an Agreement to purchase a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $192,813. The land is leased to Tumbleweed, LLC (TLLC) under a Lease Agreement with a primary term of 15 years and annual rental payments of $16,389. Effective August 10, 1998, the annual rent was increased to $19,763. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. Through September 30, 1998, the Partnership had advanced $267,162 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective August 10, 1998, the interest rate was increased to 10.25%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $542,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $55,600. The remaining interests in the property are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In August, 1995, the lessee of three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two
     Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee agreed to pay certain pre-petition and post-petition rents due of $150,338 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

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

     The Partnership has incurred net costs of $576,994 relating to the review of potential property acquisitions. Of these costs, $547,978 have been capitalized and allocated to land, building and equipment. The remaining costs of $29,016 have been capitalized and will be allocated to properties acquired subsequent to September 30, 1998.

     Pursuant to the Partnership Agreement, Net Sale Proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units terminated. This period expired on February 5, 1998. The Managing General Partner has prepared an amendment to the
     Limited Partnership Agreement that would allow the Partnership to reinvest Net Sale Proceeds in additional properties. Voting on the amendment will continue until December 11, 1998.

(4)  Long-Term Notes Receivable -

     On July 26, 1995, the Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant in Davie, Florida. The Note requires forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest is being charged on the Note at the rate of 10% on the outstanding principal balance. The Note is secured by the land, building and equipment. As of December 31, 1997, the outstanding principal due on the note was $1,492,795. On April 8, 1998, the Partnership received the outstanding principal and accrued interest due on the Note.

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



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1998 and 1997, the Partnership recognized rental income of $1,237,553 and
$1,082,039, respectively. During the same periods, the Partnership earned investment income of $147,602 and $263,950, respectively. In 1998, rental income increased as a result of additional rent received from three property acquisitions in 1997 and 1998, and rent increases on twelve properties. These increases were partially offset by a reduction in rental income due to the restructuring of the Media Play property and the RallyOs/Red Line Burger situation discussed below. In 1998, the Partnership received $11,290 and $5,750 less in monthly rent from the two lessees, respectively. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

        In August, 1995, the lessee of three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Partnership amended the Leases to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee agreed to pay certain pre-petition and post-petition rents due of $150,338 and the Partnership's related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

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

        During the nine months ended September 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $207,787 and $188,521, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $101,293 and $98,059, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The Partnership administration and property management expenses both increased in the first nine months of 1998 compared to the first nine months of 1997 due to the additional management associated with Media Play and the Red Line Burgers and additional review of lease terms with other lessees of the Partnership.

        As of September 30, 1998, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1998, the Partnership's cash balances increased $312,962 mainly as a result of payments received on a long-term note receivable, which was partially offset by cash used to purchase additional properties. Net cash provided by operating activities increased from $1,102,484 in 1997 to $1,150,098 in 1998 mainly as the result of an increase in income in 1998 and net timing differences in the collection of payments from the lessees and the payment of expenses.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 1997, the Partnership generated cash flow from the sale of real estate of $675,838. During the nine months ended September 30, 1998 and 1997, the Partnership received payments on long-term notes receivable, received as the result of property sales, of $1,492,795 and $669,444, respectively. During the same periods, the Partnership expended $1,210,501 and $1,236,899 respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.

        Through December 31, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the six months ended September 30, 1997, the net gain was $61,611.

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

        During the first nine months of 1998 and 1997, the Partnership distributed $72,698 and $237,417 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.43 and $11.18 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

        Pursuant to the Partnership Agreement, Net Sale Proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units terminated. This period expired on February 5, 1998. The Managing General Partner has prepared an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest Net Sale Proceeds in additional properties. Voting on the amendment will continue until December 11, 1998.

        On December 18, 1997, the Partnership purchased a Party City retail store in Gainesville, Georgia for $1,435,309. The property is leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $150,752.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective June 20, 1998, the interest rate was increased to 10.5%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,175,837. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

         In January, 1998, the Partnership entered into an Agreement to purchase a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $192,813. The land is leased to Tumbleweed, LLC (TLLC) under a Lease Agreement with a primary term of 15 years and annual rental payments of $16,389. Effective August 10, 1998, the annual rent was increased to $19,763. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLLC for the construction of a Tumbleweed restaurant on the site. Through September 30, 1998, the Partnership had advanced $267,162 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective August 10, 1998, the interest rate was increased to 10.25%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $542,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $55,600. The remaining interests in the property are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective October 1, 1997, the Partnership's distribution rate was reduced from 8.5% to 7.5%. As a result, distributions during the first nine months of 1997 were higher when compared to the same period in 1998.

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

        During, 1998, eight Limited Partners redeemed a total  of
206.7 Partnership Units for $145,775 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of sixteen Limited Partners redeemed 177.3 Partnership Units for $139,225. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.


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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.   Exhibits -
                                  Description

            10.1   First   Amendment  to   Net   Lease
                   Agreement dated September 3, 1998 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan.

             27    Financial Data Schedule  for  period
                   ended September 30, 1998.

        b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 9, 1998      AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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