Form 10KSB
period 1998-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1999-03-30
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1998

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

                      Yes   [X]        No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1998 were $1,848,907.

As of February 28, 1999, there were 20,767.92 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,767,920.

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

         The Partnership's properties were purchased with subscription proceeds without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance the day-to-day cash flow requirements of the Partnership (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the Partnership's properties is limited in the aggregate to 20% of the purchase price of all Partnership properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On December 18, 1997, the Partnership purchased a Party City retail store in Gainesville, Georgia for $1,435,309. The property is leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $150,752.

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective June 20, 1998, the interest rate was increased to 10.5%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,181,185. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

         In January, 1998, the Partnership entered into an Agreement to purchase a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $192,813. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $16,389. Effective August 10, 1998, the annual rent was increased to $19,763. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective August 10, 1998, the interest rate was increased to 10.25%. On November 20, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $50,946. The Partnership's share of the total acquisition costs, including the cost of the land was $505,225. The remaining interests in the property are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership.

        Pursuant to the Partnership Agreement, Net Sale Proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units terminated. This period expired on February 5, 1998. In October, 1998, the Managing General Partner solicited by mail a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of net sale proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

        On December 28, 1998, the Partnership purchased a 60.0% interest in a Tumbleweed restaurant in Columbus, Ohio for $823,496. The property is leased to TWI under a Lease Agreement with a primary term of 15 years and annual rental payments of $83,102. The remaining interest in the property is owned by AEI Real Estate Fund XVIII Limited Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        As of December 31, 1997, based on an analysis of market conditions, it was determined the fair value of the Partnership's interest in the Media Play retail store was approximately $726,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $595,100 was recognized, which is the difference between the book value at December 31, 1997 of $1,321,100 and the estimated market value of $726,000. The charge was recorded against the cost of the land, building and equipment. Also, in the fourth quarter of 1997, the Partnership recorded a real estate impairment on the three Red Line Burgers of $715,384, which equaled the net book value of the properties at December 31, 1997. The charge was recorded against the cost of the buildings and equipment. In addition, in the second quarter of 1998, the Partnership elected to abandon one of the properties in order to avoid ongoing expenses. In addition, on February 14, 1997, the two Rally's properties were sold for $500,000, which resulted in a net gain of $16,092.

Major Tenants

        During 1998, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 63% of the Partnership's total rental revenue in 1998. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1999 and future years. In addition, four business concepts, Taco Cabana, Denny's and Applebee's restaurants and Garden Ridge retail store, each accounted for more than ten percent of the
Partnership's total rental revenue during 1998. It is anticipated that these business concepts will continue to account for more than ten percent of the Partnership's total rental revenue in 1999 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1998.


                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.

Taco Cabana Restaurant
 Houston, TX                                    Texas Taco
 (38.2362%)             7/31/91   $  547,322    Cabana L.P.     $   81,599   $ 57.38

Taco Cabana Restaurant                           Texas Taco
 San Antonio, TX        3/16/92   $1,147,274     Cabana L.P.    $  183,811   $ 67.58

Taco Cabana Restaurant
 Waco, TX                                        Texas Food
 (2.4058%)               5/1/92   $   19,720      Concepts      $    2,845   $ 42.81

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)


                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.

Applebee's Restaurant
 Aurora, CO                          RCI
 (3.3979%)             12/22/92   $   44,782     West, Inc.     $    6,263   $ 40.08

Red Line Burgers Restaurant
 Houston, TX            2/16/93   $  299,531         (1)

Red Line Burgers Restaurant                        Red Line
 Corpus Christi, TX      4/2/93   $  280,378     Burgers, Inc.  $   15,000   $ 25.86

Applebee's Restaurant                              Gourmet
 Crestwood, MO          4/14/93   $  803,418     Systems, Inc.  $  112,982   $ 22.52

Applebee's Restaurant
 Crestview Hills, KY                                Thomas
 (1.1054%)              6/15/93   $   14,039    and King, Inc.  $    1,966   $ 32.65

HomeTown Buffet Restaurant
 Tucson, AZ                                      Summit Family
 (47.4415%)             6/16/93   $  610,755  Restaurants, Inc. $   80,960   $ 17.73

Applebee's Restaurant                             Gulf Coast
 Covington, LA          6/23/93   $1,099,085  Restaurants, Inc. $  164,239   $ 29.99

Applebee's Restaurant
 Temple Terrace, FL                           Casual Restaurant
 (9.0963%)              10/1/93   $   96,262  Concepts II, Inc. $   14,352   $ 34.00

Applebee's Restaurant                                WCM
 Beaverton, OR          12/2/93   $1,760,079   Oregon, L.L.C.   $  237,681   $ 47.54

Denny's                                       Apple Investment
 Apple Valley, CA        5/2/94   $1,177,655     Group, Inc.    $  170,836   $ 32.95

Media Play Retail Store
 Apple Valley, MN
 (33.0%)               12/21/95   $1,389,367        (1)

Garden Ridge Retail Store
 Pineville, NC                                     Garden
 (40.75%)               3/28/96   $3,615,378      Ridge L.P.    $  383,973   $  6.65

Party City Retail Store                          Party City of
  Gainesville, GA      12/18/97   $1,435,309     Atlanta, Inc.  $  150,752   $ 14.32

Champps
 Americana Restaurant                               Champps
 Troy, MI                                        Entertainment,
 (23.95%)                9/3/98   $1,181,185          Inc.      $  122,605   $ 46.16

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)


                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.

Tumbleweed Restaurant
 Chillicothe, OH
 (40.0%)               11/20/98   $  505,225   Tumbleweed, Inc.  $   50,946  $ 23.23

Tumbleweed Restaurant
 Columbus, OH
 (60.0%)               12/28/98   $  823,496    Tumbleweed, Inc. $   83,102  $ 25.26

(1) The property is vacant and listed for sale or lease.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Taco Cabana restaurant in Houston, Texas is owned by AEI Real Estate Fund 86-A Limited Partnership. The remaining interests in the HomeTown Buffet restaurant are owned by AEI Real Estate Fund XVIII Limited Partnership and unrelated third parties. The remaining interests in the Media Play and Garden Ridge retail stores are owned by AEI Net Lease Income & Growth Fund XX and AEI Income & Growth Fund XXI Limited Partnerships. The remaining interests in the Champps Americana restaurant are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership. The remaining interest in the Tumbleweed restaurant in Columbus, Ohio is owned by AEI Real Estate Fund XVIII Limited Partnership. The remaining interests in the Taco Cabana restaurant in Waco, Texas, and the Applebee's restaurants in Aurora, Colorado, Crestview Hills, Kentucky and Temple Terrace, Florida are owned by unrelated third parties.

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

        The initial Lease terms are for 20 years except for the Tumbleweed restaurants, the Taco Cabana restaurants, the Party City retail store and the Red Line restaurant in Corpus Christi, Texas, which have lease terms of 15 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed restaurants, the Taco Cabana restaurants, the Applebee's restaurants in Aurora, Colorado and Temple Terrace, Florida, the Denny's restaurant, and the HomeTown Buffet restaurant which have renewal options that may extend the Lease term an additional 10 years and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years.

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

        During the last five years or since the date of purchase, if purchased after December 31, 1993, all properties were 100 percent occupied except for the Media Play retail store which was 100 percent occupied until January, 1997 and the Red Line Burger restaurant in Houston, Texas which was 100% occupied until January, 1997.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        In October, 1998, the Managing General Partner solicited my mail a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of net sale proceeds in additional properties. In order for a proposed Amendment to be adopted, a majority of the Units must be voted in favor of the Amendment. Of the 20,768 outstanding Units, 10,435 voted for the Amendment, 3,792 voted against and 728 abstained. As a result, the Amendment was adopted.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1998, there were 1,476 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  1998, eight Limited Partners redeemed a total  of
206.7 Partnership Units for $145,775 in accordance with the Partnership Agreement. In prior years, a total of sixteen Limited Partners redeemed 177.3 Partnership Units for $139,225. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS. (Continued)

       Cash distributions of $16,790 and $16,967 were made to the General Partners and $1,516,383 and $1,649,163 were made to the Limited Partners in 1998 and 1997, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $219,894 and $244,558 of proceeds from property sales in 1998 and 1997, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1998 and 1997, the Partnership recognized rental income of $1,677,876 and
$1,443,613, respectively. During the same periods, the Partnership earned investment income of $171,031 and $348,986, respectively. In 1998, rental income increased as a result of additional rent received from four property acquisitions in 1997 and 1998, and rent increases on ten properties. These increases were partially offset by a reduction in rental income due to the restructuring of the Media Play property and the RallyOs/Red Line Burger situation discussed below. In 1998, the Partnership received $11,290 and $8,086 less in monthly rent from the two lessees, respectively. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

        In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Leases were amended to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee has agreed to pay certain pre-petition and post-petition rents due of $152,868 and other related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

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

        During the years ended December 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $267,665 and $235,568, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $124,410 and $124,685, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The Partnership administration expenses increased in 1998 compared to 1997 due to the additional management associated with Media Play and the Red Line Burgers and additional review of lease terms with other lessees.

       As of December 31, 1998, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

Liquidity and Capital Resources

        During 1998, the Partnership's cash balances decreased $728,620 as a result of cash used to purchase additional properties and distributions made in excess of cash generated from operating activities, which was partially offset by payments received on a long-term note receivable. Net cash provided by operating activities increased from $1,423,151 in 1997 to $1,483,926 in 1998 mainly as the result of an increase in income in 1998 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in expenses in 1998.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 1997, the Partnership generated cash flow from the sale of real estate of $675,838. During the years ended December 31, 1998 and 1997, the Partnership received payments on long-term notes receivable, received as the result of property sales, of $1,492,795 and $677,173, respectively. During the same periods, the Partnership expended $2,055,579 and $1,860,595, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership continued to reinvest the cash generated from the property sales.

        Through December 31, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the year ended December 31, 1997, the net gain was $61,611.

       During 1998 and 1997, the Partnership distributed $222,115 and $247,028 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $10.55 and $11.63 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

        On December 18, 1997, the Partnership purchased a Party City retail store in Gainesville, Georgia for $1,435,309. The property is leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $150,752.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective June 20, 1998, the interest rate was increased to 10.5%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,181,185. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

         In January, 1998, the Partnership entered into an Agreement to purchase a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $192,813. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $16,389. Effective August 10, 1998, the annual rent was increased to $19,763. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective August 10, 1998, the interest rate was increased to 10.25%. On November 20, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $50,946. The Partnership's share of the total acquisition costs, including the cost of the land was $505,225. The remaining interests in the property are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership.

        Pursuant to the Partnership Agreement, Net Sale Proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units terminated. This period expired on February 5, 1998. In October, 1998, the Managing General Partner solicited by mail a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of net sale proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

        On December 28, 1998, the Partnership purchased a 60.0% interest in a Tumbleweed restaurant in Columbus, Ohio for $823,496. The property is leased to TWI under a Lease Agreement with a primary term of 15 years and annual rental payments of $83,102. The remaining interest in the property is owned by AEI Real Estate Fund XVIII Limited Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective October 1, 1997, the Partnership's distribution rate was reduced from 8.5% to 7.5%. As a result, distributions during 1997 were higher when compared to 1998.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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



   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1998 and 1997

Statements for the Years Ended December 31, 1998 and 1997:

     Operations

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                     REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                            /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Minneapolis, Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 27, 1999                Certified Public Accountants

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                      1998           1997

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   884,555     $ 1,613,175
  Receivables                                         27,722          40,876
  Current Portion of Long-Term Notes Receivable            0          32,496
                                                  -----------     -----------
      Total Current Assets                           912,277       1,686,547
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,746,501       5,198,411
  Buildings and Equipment                         10,038,667       8,496,976
  Construction in Progress                                 0          43,208
  Property Acquisition Costs                               0          49,230
  Accumulated Depreciation                        (1,347,191)     (1,106,715)
                                                  -----------     -----------
      Net Investments in Real Estate              14,437,977      12,681,110
                                                  -----------     -----------
OTHER ASSETS:
  Long-Term Notes Receivable-Net of Current Portion        0       1,460,299
                                                  -----------     -----------
           Total  Assets                         $15,350,254     $15,827,956
                                                  ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    65,196     $    51,256
  Distributions Payable                              366,812         337,626
                                                  -----------     -----------
      Total Current Liabilities                      432,008         388,882
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (32,375)        (27,166)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,768 and 20,975 Units outstanding in
   1998 and 1997, respectively                    14,950,621      15,466,240
                                                  -----------     -----------
      Total Partners' Capital                     14,918,246      15,439,074
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $15,350,254     $15,827,956
                                                  ===========     ===========

 The accompanying notes to financial statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31


                                                       1998           1997

INCOME:
  Rent                                            $ 1,677,876     $ 1,443,613
  Investment Income                                   171,031         348,986
                                                   -----------     -----------
      Total Income                                  1,848,907       1,792,599
                                                   -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates             267,665         235,568
  Partnership Administration and Property
     Management - Unrelated Parties                   124,410         124,685
  Depreciation                                        298,712         313,146
  Real Estate Impairment                                    0       1,310,484
                                                   -----------     -----------
      Total Expenses                                  690,787       1,983,883
                                                   -----------     -----------

OPERATING INCOME (LOSS)                             1,158,120        (191,284)

GAIN ON SALE OF REAL ESTATE                                 0          77,703
                                                   -----------     -----------
NET INCOME (LOSS)                                 $ 1,158,120     $  (113,581)
                                                   ===========     ===========

NET INCOME (LOSS) ALLOCATED:
  General Partners                                $    11,581     $    (2,272)
  Limited Partners                                  1,146,539        (111,309)
                                                   -----------     -----------
                                                  $ 1,158,120     $  (113,581)
                                                   ===========     ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
   (20,923 and 21,005 weighted average Units
    outstanding in 1998 and 1997, respectively.)  $     54.80     $     (5.30)
                                                   ===========     ===========

 The accompanying notes to financial statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                      1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                $ 1,158,120    $  (113,581)

 Adjustments To Reconcile Net Income (Loss)
 To Net Cash Provided By Operating Activities:
     Depreciation                                     298,712        313,146
     Real Estate Impairment                                 0      1,310,484
     Gain on Sale of Real Estate                            0        (77,703)
     (Increase) Decrease in Receivables                13,154        (23,034)
     Increase in Payable to
        AEI Fund Management, Inc.                      13,940         13,839
                                                   -----------    -----------
       Total Adjustments                              325,806      1,536,732
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                     1,483,926      1,423,151
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                       (2,055,579)    (1,860,595)
  Proceeds from Sale of Real Estate                         0        675,838
  Payments Received on Long-Term Notes Receivable   1,492,795        677,173
                                                   -----------    -----------
       Net Cash Used For
           Investing Activities                      (562,784)      (507,584)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable         29,186        (83,431)
  Distributions to Partners                        (1,531,700)    (1,665,821)
  Redemption Payments                                (147,248)       (30,923)
                                                   -----------    -----------
       Net Cash Used For
           Financing Activities                    (1,649,762)    (1,780,175)
                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (728,620)      (864,608)

CASH AND CASH EQUIVALENTS, beginning of period      1,613,175      2,477,783
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   884,555    $ 1,613,175
                                                   ===========    ===========

 The accompanying notes to financial statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                      Limited
                                                                   Partnership
                              General      Limited                     Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1996   $  (7,927)  $17,257,326   $17,249,399   21,015.23

  Distributions                (16,658)   (1,649,163)   (1,665,821)

  Redemption Payments             (309)      (30,614)      (30,923)     (40.60)

  Net Loss                      (2,272)     (111,309)     (113,581)
                              ---------   -----------   -----------  ----------
BALANCE, December 31, 1997     (27,166)   15,466,240    15,439,074   20,974.63

  Distributions                (15,317)   (1,516,383)   (1,531,700)

  Redemption Payments           (1,473)     (145,775)     (147,248)    (206.71)

  Net Income                    11,581     1,146,539     1,158,120
                              ---------   -----------   -----------  ----------
BALANCE, December 31, 1998   $ (32,375)  $14,950,621   $14,918,246   20,767.92
                              =========   ===========   ===========  ==========

 The accompanying notes to financial statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(2)  Summary of Significant Accounting Policies - (Continued)

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

(3)  Related Party Transactions -

     The Partnership owns a 38.2362% interest in a Taco Cabana restaurant in Houston, Texas. The remaining interest in the property is owned by AEI Real Estate Fund 86-A Limited Partnership, an affiliate of the Partnership. The
     Partnership owns a 3.3979% interest in an Applebee's restaurant in Aurora, Colorado. The remaining interests in this property are owned by unrelated third parties. AEI Institutional Net Lease Fund '93 Limited Partnership owned a 9.3385% interest in this property until January 20, 1998 when its interest was sold to an unrelated third party. The Partnership owns a 47.4415% interest in a HomeTown Buffet restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, and unrelated third parties. AEI Institutional Net Lease Fund '93 Limited Partnership owned a 15.8% interest in this property until December 4, 1998 when its interest was sold to an unrelated third party. The Partnership owns a 33.0% interest in a Media Play retail store and a 40.75% interest in a Garden Ridge retail store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 23.95% interest in the Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership. The Partnership owns a 40.0% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership. The Partnership owns a 60.0% interest in a Tumbleweed restaurant in Columbus, Ohio. The remaining interest in this property is owned by AEI Real Estate Fund XVIII Limited Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997


(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   1998          1997
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $ 267,665     $ 235,568
                                                  ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs and outside audit and
  accounting costs, taxes, insurance and other
  property costs.                                $ 124,410     $ 124,685
                                                  ========      ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $64,640 and $26,935
  for 1998 and 1997, respectively.               $(50,818)     $  85,188
                                                  ========      ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Tumbleweed restaurants, the Taco Cabana restaurants, the Party City retail store and the Red Line restaurant in Corpus Christi, Texas, which have lease terms of 15 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed restaurants, the Taco Cabana restaurants, the Applebee's restaurants in Aurora, Colorado and Temple Terrace, Florida, the Denny's restaurant, and the HomeTown Buffet restaurant which have renewal options that may extend the Lease term an additional 10 years and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The Taco Cabana restaurant in Houston, Texas was constructed in 1987 and acquired in 1991. The DennyOs restaurant was constructed and acquired in 1994. The Media Play retail store was constructed and acquired in 1995. The Garden Ridge retail store was constructed and acquired in 1996. The Party City retail store was constructed and acquired in 1997. The Champps Americana and Tumbleweed restaurants were constructed and acquired in
     1998. The remaining properties were constructed and acquired in either 1992 or 1993. There have been no costs capitalized as improvements subsequent to the acquisitions.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     For those properties in the table below which do not have land costs, the lessee has entered into land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at December 31, 1998 are as follows:

                               Buildings and         Accumulated
Property                  Land   Equipment    Total  Depreciation

Taco Cabana, Houston, TX     $  334,414   $  212,908   $  547,322   $   52,636
Taco Cabana, San Antonio, TX    598,533      548,741    1,147,274      129,267
Taco Cabana, Waco, TX             7,788       11,932       19,720        2,730
Applebee's, Aurora, CO           15,969       28,813       44,782        6,375
Red Line Burger, Houston, TX          0       57,519       57,519       57,519
Red Line Burger,
 Corpus Christi, TX                   0       52,398       52,398       52,398
Applebee's, Crestwood, MO             0      803,418      803,418      161,518
Applebee's, Crestview Hills, KY   4,490        9,549       14,039        1,852
HomeTown Buffet, Tucson, AZ     329,136      281,619      610,755       52,021
Applebee's, Covington, LA       358,521      740,564    1,099,085      150,076
Applebee's, Temple Terrace, FL   44,568       51,694       96,262       10,074
Applebee's, Beaverton, OR       636,972    1,123,107    1,760,079      202,114
Denny's, Apple Valley, CA       461,013      716,642    1,177,655      117,392
Media Play, Apple Valley, MN    230,305      563,962      794,267       86,006
Garden Ridge, Pineville, NC   1,171,849    2,443,529    3,615,378      223,990
Party City, Gainesville, GA     642,964      792,345    1,435,309       29,913
Champps Americana, Troy, MI     381,640      799,545    1,181,185        9,253
Tumbleweed, Chillicothe, OH     206,725      298,500      505,225        1,330
Tumbleweed, Columbus, OH        321,614      501,882      823,496          727
                             -----------  -----------  -----------   ----------
                            $ 5,746,501  $10,038,667  $15,785,168   $1,347,191
                             ===========  ===========  ===========   ==========

     Through December 31, 1997, the Partnership sold 90.9037% of the Applebee's restaurant in Temple Terrace, Florida, in seven separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,296,015 which resulted in a total net gain of $369,433. The total cost and related accumulated depreciation of the interests sold was $961,992 and $35,410, respectively. For the year ended December 31, 1997, the net gain was $61,611.

     The Partnership owns a 2.4058% interest in the Taco Cabana restaurant in Waco, Texas. Prior to 1996, the Partnership sold 97.5942% of the property to unrelated third parties, who own the property with the Partnership as tenants-in-common.

     The Partnership owns a 1.1054% interest in the Applebee's restaurant in Crestview Hills, Kentucky. Prior to 1997, the Partnership sold 98.8946% of the property to unrelated third parties, who own the property with the Partnership as tenants-in-common.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     During 1998 and 1997, the Partnership distributed $222,115 and $247,028 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $10.55 and $11.63 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

     On December 18, 1997, the Partnership purchased a Party City retail store in Gainesville, Georgia for $1,435,309. The property is leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $150,752.

     On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective June 20, 1998, the interest rate was increased to 10.5%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,181,185.

     In January, 1998, the Partnership entered into an Agreement to purchase a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. On April 13, 1998, the Partnership purchased its share of the land for $192,813. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $16,389. Effective August 10, 1998, the annual rent was increased to $19,763. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective August 10, 1998, the interest rate was increased to 10.25%. On November 20, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $50,946. The Partnership's share of the total acquisition costs, including the cost of the land was $505,225.

     Pursuant to the Partnership Agreement, Net Sale Proceeds may be reinvested in additional properties until a date five years after the date on which the offer and sale of Units terminated. This period expired on February 5, 1998. In October, 1998, the Managing General Partner solicited by mail a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of net sale proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     On December 28, 1998, the Partnership purchased a 60.0% interest in a Tumbleweed restaurant in Columbus, Ohio for $823,496. The property is leased to TWI under a Lease Agreement with a primary term of 15 years and annual rental payments of $83,102.

     In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Leases were amended to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee has agreed to pay certain pre-petition and post-petition rents due of $152,868 and other related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

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

                   DECEMBER 31, 1998 AND 1997

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

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1998 are as follows:

                       1999           $ 1,885,752
                       2000             1,920,855
                       2001             1,947,173
                       2002             1,984,655
                       2003             2,016,820
                       Thereafter      21,334,798
                                       -----------
                                      $31,090,053
                                       ===========

     There were no contingent rents recognized in 1998 or 1997.

(5)  Long-Term Notes Receivable -

     On July 26, 1995, the Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant in Davie, Florida. The Note requires forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest was charged on the Note at the rate of 10% on the outstanding principal balance. The Note was secured by the land, building and equipment. As of December 31, 1997, the outstanding principal due on the note was $1,492,795. On April 8, 1998, the Partnership received the outstanding principal and accrued interest due on the Note.

     On November 6, 1996, the Partnership received a Promissory Note from the sale of the Taco Cabana restaurant in Round Rock, Texas, to an unrelated third party. The Note earned interest at a 9% rate. The Note was secured by the land, building and equipment. On March 27, 1997, the Partnership received the outstanding principal and accrued interest due on the Note.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                    1998          1997
      Tenants                 Industry

     Garden Ridge L.P.            Retail         $  383,973     $  383,973
     Texas Taco Cabana L.P.       Restaurant        263,150        258,756
     WCM Oregon, L.L.C.           Restaurant        237,681        229,644
     Apple Investment
       Group, Inc.                Restaurant        168,910        162,234
     Gulf Coast Restaurants, Inc. Restaurant            N/A        156,002
                                                  ----------     ----------

     Aggregate rent revenue of major tenants     $1,053,714     $1,190,609
                                                  ==========     ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  63%            82%
                                                  ==========     ==========

(7)  Partners' Capital -

     Cash distributions of $16,790 and $16,967 were made to the General Partners and $1,516,383 and $1,649,163 were made to the Limited Partners for the years ended December 31, 1998 and 1997, respectively. The Limited Partners' distributions represent $72.47 and $78.51 per Limited Partnership Unit outstanding using 20,923 and 21,005 weighted average Units in 1998 and 1997, respectively. The distributions represent $47.78 and $-0- per Unit of Net Income and $24.69 and $78.51 per Unit of return of contributed capital in 1998 and 1997, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $219,894 and $244,558 of proceeds from property sales in 1998 and 1997, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1998 and 1997 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(7)  Partners' Capital - (Continued)

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

     During  1998,  eight Limited Partners redeemed  a  total  of
     206.7 Partnership Units for $145,775 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1997, six Limited Partners redeemed a total of 40.6 Partnership Units for $30,614. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $962.44 per original $1,000 invested.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                 1998           1997

     Net Income (Loss) for Financial
      Reporting Purposes                      $1,158,120     $ (113,581)

     Depreciation for Tax Purposes (Over)
      Under Depreciation for Financial
      Reporting Purposes                          (6,841)        25,180

     Amortization of Start-Up and
      Organization Costs                         (25,130)       (50,390)

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                               0        (94,352)

     Property Expenses for Tax Purposes
      Over Expenses for Financial
      Reporting Purposes                               0        (46,641)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                  0      1,310,484

     Gain (Loss) on Sale of Real Estate for
      Tax Purposes Over Gain
      for Financial Reporting Purposes          (238,075)        16,052
                                               ----------     ----------
           Taxable Income to Partners         $  888,074     $1,046,752
                                               ==========     ==========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                 1998            1997

     Partners' Capital for
       Financial  Reporting Purposes          $14,918,246     $15,439,074

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                        1,050,950       1,295,866

     Capitalized Start-Up Costs
      Under Section 195                           258,641         258,641

     Amortization of Start-Up and
      Organization Costs                         (262,772)       (237,642)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes          3,018,278       3,018,278
                                               -----------     -----------
           Partners' Capital for
               Tax  Reporting Purposes        $18,983,343     $19,774,217
                                               ===========     ===========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                     1998                    1997
                             Carrying       Fair      Carrying      Fair
                              Amount        Value      Amount       Value

     Cash                 $      309    $      309    $      329   $      329
     Money Market Funds      884,246       884,246     1,612,846    1,612,846
                           ----------    ----------    ----------   ----------
       Total Cash and
         Cash Equivalents $  884,555    $  884,555    $1,613,175   $1,613,175
                           ==========    ==========    ==========   ==========

     Notes Receivable     $        0    $        0    $1,492,795   $1,492,795
                           ==========    ==========    ==========   ==========

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

        Robert P. Johnson, age 54, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December, 1999. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in seventeen other limited partnerships.

        Mark E. Larson, age 46, is Executive Vice President, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December, 1999. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

       The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing
General Partner as of February 28, 1999:

     Name and Address                         Number of         Percent
   of Beneficial Owner                        Units Held        of Class

   AEI Fund Management XIX, Inc.                   0                0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                               0                0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                  0                0%
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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1998.

 Person or Entity                                    Amount Incurred From
   Receiving                 Form and Method    Inception (September 14, 1990)
 Compensation                of Compensation         To December 31, 1998

AEI Securities, Inc.  Selling Commissions equal to 7%       $2,115,193
(formerly AEI         of proceeds plus a 3% nonaccountable
 Incorporated)        expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other       $  903,786
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all         $  561,347
Affiliates            Acquisition Expenses


ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

 Person or Entity                                    Amount Incurred From
   Receiving                 Form and Method    Inception (September 14, 1990)
 Compensation                of Compensation         To December 31, 1998


General Partners      1% of Net Cash Flow in any fiscal     $  112,889
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners and  Reimbursement at Cost for all         $1,891,548
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of the Fund's properties and all other
                      transfer agency, reporting, partner
                      relations   and   other administrative
                      functions.

General Partners      1% of distributions of Net Proceeds   $   11,758
                      of Sale until Limited Partners have
                      received an amount equal to(a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10% of  distributions of
                      Net Proceeds  of  Sale there-after.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1998, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

              10.23  Co-Tenancy  Agreement
                     dated   September   9,  1994   between   the
                     Partnership  and Patricia J. Grant  relating
                     to  the  property at East Iliff  Avenue  and
                     Blackhawk    Street,    Aurora,     Colorado
                     (incorporated by reference to Exhibit  10.48
                     of Form 10-KSB filed with the Commission on March 30, 1995).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -

                                 Description

              10.24  Co-Tenancy  Agreement
                     dated   September   9,  1994   between   the
                     Partnership  and  The Potloff  Living  Trust
                     relating  to  the property at  30  Crestview
                     Hills  Mall Road, Crestview Hills,  Kentucky
                     (incorporated by reference to Exhibit  10.49
                     of Form 10-KSB filed with the Commission on March 30, 1995).

              10.25  Co-Tenancy  Agreement
                     dated   January   12,   1994   between   the
                     Partnership and the William W. and  Jean  E.
                     Herich   Family   Trust  relating   to   the
                     property  at  825  South 6th  Street,  Waco,
                     Texas  (incorporated by reference to Exhibit
                     10.52   of   Form  10-KSB  filed  with   the
                     Commission on March 30, 1995).

              10.26  Property  Co-Tenancy
                     Ownership  Agreement dated  March  31,  1995
                     between  the Partnership and The William  W.
                     and Jean E. Herich Family Trust relating  to
                     the   property  at  East  Iliff  Avenue  and
                     Blackhawk    Street,    Aurora,     Colorado
                     (incorporated by reference to Exhibit  10.49
                     of Form 10-KSB filed with the Commission on March 21, 1996).

              10.27  Property  Co-Tenancy
                     Ownership  Agreement  dated  June  15,  1995
                     between   the  Partnership  and   Scott   L.
                     Skogman  relating  to the property  at  East
                     Iliff  Avenue and Blackhawk Street,  Aurora,
                     Colorado   (incorporated  by  reference   to
                     Exhibit 10.54 of Form 10-KSB filed with the Commission on March 21, 1996).

              10.28  Property  Co-Tenancy
                     Ownership  Agreement  dated  June  16,  1995
                     between   the  Partnership  and   Scott   L.
                     Skogman  relating  to the  property  at  825
                     South  6th Street, Waco, Texas (incorporated
                     by   reference  to  Exhibit  10.55  of  Form
                     10-KSB  filed with the Commission  on  March
                     21, 1996).

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

              10.30  Property  Co-Tenancy
                     Ownership  Agreement  dated  July  14,  1995
                     between  the  Partnership and Menzel  Polzin
                     Partners  relating  to the  property  at  30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.58 of Form 10-KSB filed with the Commission on March 21, 1996).

              10.31  Property  Co-Tenancy
                     Ownership  Agreement  dated  September   28,
                     1995  between  the Partnership and  Patricia
                     S.  Marshall  relating to  the  property  at
                     Terrace  Walk  Shopping Plaza,  56th  Street
                     and  Fowler Avenue, Temple Terrace,  Florida
                     (incorporated by reference to Exhibit  10.61
                     of Form 10-KSB filed with the Commission on March 21, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -

                                Description

              10.32  Property  Co-Tenancy
                     Ownership Agreement dated December  7,  1995
                     between the Partnership and The Joan  Koller
                     Trust  relating to the property  at  Terrace
                     Walk  Shopping Plaza, 56th Street and Fowler
                     Avenue,      Temple     Terrace,     Florida
                     (incorporated by reference to Exhibit  10.66
                     of Form 10-KSB filed with the Commission on March 21, 1996).

              10.33  Property  Co-Tenancy
                     Ownership Agreement dated December  8,  1995
                     between the Partnership and The Joan  Koller
                     Trust   relating  to  the  property  at   30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.67 of Form 10-KSB filed with the Commission on March 21, 1996).

              10.34  Property  Co-Tenancy
                     Ownership Agreement dated December  8,  1995
                     between  the  Partnership and The  Nicoletta
                     Trust   relating  to  the  property  at   30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.68 of Form 10-KSB filed with the Commission on March 21, 1996).

              10.35  Net  Lease  Agreement
                     dated August 2, 1995, between TKC X, LLC and Garden Ridge, Inc. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on April 10, 1996).

              10.36  First  Amendment   to
                     Lease  Agreement dated March 1, 1996 between
                     TKC  X,  LLC and Garden Ridge, L.P. relating
                     to  the  property  at 11415  Carolina  Place
                     Parkway,     Pineville,    North    Carolina
                     (incorporated by reference to  Exhibit  10.3
                     of Form 8-K filed with the Commission on April 10, 1996).

              10.37  Assignment    and
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

              10.38  Property  Co-Tenancy
                     Ownership  Agreement  dated  April  5,  1996
                     between the Partnership, Larry Z. White  and
                     Mary  J.  White relating to the property  at
                     330   South  Wilmot  Road,  Tucson,  Arizona
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on May 13, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -

                               Description

              10.39  Property  Co-Tenancy
                     Ownership  Agreement dated  April  26,  1996
                     between    the    Partnership    and     the
                     Gummersheimer Living Trust relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on May 13, 1996).

              10.40  Property  Co-Tenancy
                     Ownership  Agreement  dated  May  15,   1996
                     between   the   Partnership   and   Marshall
                     Kilduff  relating  to  the  property  at  30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.2 of Form 10-QSB filed with the Commission on August 12, 1996).

              10.41  Property  Co-Tenancy
                     Ownership  Agreement  dated  June  7,   1996
                     between   the  Partnership  and   Janet   Y.
                     Thompson   relating  to  the   property   at
                     Terrace  Walk  Shopping Plaza,  56th  Street
                     and  Fowler Avenue, Temple Terrace,  Florida
                     (incorporated by reference to  Exhibit  10.4
                     of Form 10-QSB filed with the Commission on August 12, 1996).

              10.42  Property  Co-Tenancy
                     Ownership Agreement dated October  17,  1996
                     between  the Partnership and Mark A.  Benson
                     Living Trust relating to the property at  30
                     Crestview Hills Mall Road, Crestview  Hills,
                     Kentucky   (incorporated  by  reference   to
                     Exhibit 10.2 of Form 10-QSB filed with the Commission on November 14, 1996).

              10.43  Property  Co-Tenancy
                     Agreement  dated November 15,  1996  between
                     the  Partnership and Teresa E.  and  William
                     H.  Balster  relating  to  the  property  at
                     Terrace  Walk  Shopping Plaza,  56th  Street
                     and  Fowler Avenue, Temple Terrace,  Florida
                     (incorporated by reference to Exhibit  10.91
                     of Form 10-KSB filed with the Commission on March 26, 1997).

              10.44  Property  Co-Tenancy
                     Ownership  Agreement dated January  2,  1997
                     between  the  Partnership  and  William   E.
                     Mason  and  Hazel  Mason  relating  to   the
                     property  at  Terrace Walk  Shopping  Plaza,
                     56th   Street  and  Fowler  Avenue,   Temple
                     Terrace, Florida (incorporated by reference to Exhibit 10.93 of Form 10-KSB filed with the Commission on March 26, 1997).

              10.45  Promissory  Note  and
                     Construction Loan Agreement dated  June  27,
                     1997  between the Partnership and Party City
                     of  Atlanta,  Inc. relating to the  property
                     at  679  Dawsonville  Highway,  Gainesville,
                     Georgia   (incorporated  by   reference   to
                     Exhibit 10.1 of Form 10-QSB filed with the Commission on August 5, 1997).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -

                                Description

              10.46  Net  Lease  Agreement
                     dated   December   18,  1997   between   the
                     Partnership and Party City of Atlanta,  Inc.
                     relating  to the property at 679 Dawsonville
                     Highway, Gainesville, Georgia (incorporated by reference to Exhibit 10.60 of Form 10-KSB filed with the Commission on March 23,
                     1998).

              10.47  Development  Financing
                     Agreement  dated December 23,  1997  between
                     the  Partnership, AEI Real  Estate  Fund  XV
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited Partnership, AEI Real  Estate
                     Fund  XVII  Limited Partnership and  Champps
                     Entertainment,   Inc.   relating   to    the
                     property at 301 West Big Beaver Road,  Troy,
                     Michigan   (incorporated  by  reference   to
                     Exhibit 10.61 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.48  Net  Lease  Agreement
                     dated   December   23,  1997   between   the
                     Partnership,   AEI  Real  Estate   Fund   XV
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited Partnership, AEI Real  Estate
                     Fund  XVII  Limited Partnership and  Champps
                     Entertainment,   Inc.   relating   to    the
                     property at 301 West Big Beaver Road,  Troy,
                     Michigan   (incorporated  by  reference   to
                     Exhibit 10.62 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.49  Assignment     of
                     Development     Financing    and     Leasing
                     Commitment  dated January 26,  1998  between
                     the  Partnership  and AEI  Fund  Management,
                     Inc.  relating to the property at 1150 North
                     Bridge     Street,     Chillicothe,     Ohio
                     (incorporated by reference to Exhibit  10.63
                     of Form 10-KSB filed with the Commission on March 23, 1998).

              10.50  Development  Financing  Agreement
                     dated    April   13,   1998   between    the
                     Partnership,  AEI  Real  Estate  Fund  XVIII
                     Limited Partnership, Robert P. Johnson,  and
                     Tumbleweed, LLC relating to the property  at
                     1150  North Bridge Street, Chillicothe, Ohio
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on May 12, 1998).

              10.51  Net  Lease Agreement dated  April
                     13,  1998 between the Partnership, AEI  Real
                     Estate   Fund   XVIII  Limited  Partnership,
                     Robert  P.  Johnson,  and  Tumbleweed,   LLC
                     relating  to  the  property  at  1150  North
                     Bridge     Street,     Chillicothe,     Ohio
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on May 12, 1998).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -
                                 Description

              10.52  First  Amendment  to  Net  Lease
                     Agreement  dated September 3,  1998  between
                     the  Partnership, AEI Real Estate Fund  XVII
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited Partnership, AEI Real  Estate
                     Fund  XV  Limited  Partnership  and  Champps
                     Entertainment,   Inc.   relating   to    the
                     property at 301 West Big Beaver Road,  Troy,
                     Michigan   (incorporated  by  reference   to
                     Exhibit 10.1 of Form 10-QSB filed with the Commission on November 9, 1998).

              10.53  First Amendment to  Net
                     Lease  Agreement  dated  November  20,  1998
                     between  the  Partnership, AEI  Real  Estate
                     Fund  XVIII Limited Partnership,  Robert  P.
                     Johnson and Tumbleweed, LLC relating to  the
                     property   at  1150  North  Bridge   Street,
                     Chillicothe, Ohio.

              10.54  Purchase Agreement  for
                     Fee    Simple    Undivided   Interest    and
                     Assignment  of  Net  Lease  Agreement  dated
                     December 28, 1998 between the Partnership and AEI Real Estate Fund XVIII Limited Partnership relating to the property at 6959 East Broad Street, Columbus, Ohio.

              10.55  First Amendment to  Net
                     Lease  Agreement  dated  December  28,  1998
                     between  the  Partnership, AEI  Real  Estate
                     Fund    XVIII   Limited   Partnership    and
                     Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio.

              27     Financial Data Schedule for
                     period ended December 31, 1998.

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


                           AEI NET LEASE INCOME & GROWTH FUND XIX
                           Limited Partnership
                           By: AEI Fund Management XIX, Inc.
                           Its Managing General Partner



March 12, 1999             By: /s/ Robert P. Johnson
                                   Robert P. Johnson, President  and
                                   Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                         Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 12, 1999
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 12, 1999
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)