Form 10QSB
period 1999-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1999-05-13
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1999

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

                        Yes            No   [X]




   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1999 and December  31, 1998

         Statements for the Periods ended March 31, 1999 and 1998:

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

                          BALANCE SHEET

              MARCH 31, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                      1999          1998

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 1,431,248    $   884,555
  Receivables                                          27,373         27,722
                                                   -----------    -----------
      Total Current Assets                          1,458,621        912,277
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              5,570,902      5,746,501
  Buildings and Equipment                           9,888,421     10,038,667
  Property Acquisition Costs                            4,833              0
  Accumulated Depreciation                         (1,403,995)    (1,347,191)
                                                   -----------    -----------
      Net Investments in Real Estate               14,060,161     14,437,977
                                                   -----------    -----------
           Total  Assets                          $15,518,782    $15,350,254
                                                   ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $   142,807    $    65,196
  Distributions Payable                               362,376        366,812
  Unearned Rent                                        14,149              0
                                                   -----------    -----------
      Total Current Liabilities                       519,332        432,008
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (31,562)       (32,375)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,768 Units outstanding                        15,031,012     14,950,621
                                                   -----------    -----------
      Total Partners' Capital                      14,999,450     14,918,246
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $15,518,782    $15,350,254
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     1999           1998

INCOME:
   Rent                                         $   477,781     $   404,372
   Investment Income                                  9,410          58,513
                                                 -----------     -----------
        Total Income                                487,191         462,885
                                                 -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates           65,734          73,935
   Partnership Administration and Property
      Management - Unrelated Parties                 26,951          38,675
   Depreciation                                      85,802          71,851
                                                 -----------     -----------
        Total Expenses                              178,487         184,461
                                                 -----------     -----------

OPERATING INCOME                                    308,704         278,424

GAIN ON SALE OF REAL ESTATE                         151,045               0
                                                 -----------     -----------
NET INCOME                                      $   459,749     $   278,424
                                                 ===========     ===========

NET INCOME ALLOCATED:
   General Partners                             $     4,598     $     2,784
   Limited Partners                                 455,151         275,640
                                                 -----------     -----------
                                                $   459,749     $   278,424
                                                 ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (20,768 and 20,975 weighted average Units
 outstanding in 1999 and 1998, respectively)    $     21.92     $     13.14
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   459,749    $   278,424

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       85,802         71,851
     Gain on Sale of Real Estate                      (151,045)             0
     (Increase) Decrease in Receivables                    349        (23,167)
     Increase in Payable to
        AEI Fund Management, Inc.                       77,611         30,212
     Increase in Unearned Rent                          14,149         40,417
                                                    -----------    -----------
        Total Adjustments                               26,866        119,313
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           486,615        397,737
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                           (4,833)       (63,491)
   Proceeds from Sale of Real Estate                   447,892              0
   Payments Received on Long-Term Notes Receivable           0          8,323
                                                    -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                           443,059        (55,168)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         (4,436)        29,344
   Distributions to Partners                          (378,545)      (382,925)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (382,981)      (353,581)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                   546,693        (11,012)

CASH AND CASH EQUIVALENTS, beginning of period         884,555      1,613,175
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,431,248    $ 1,602,163
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General       Limited                   Units
                              Partners      Partners     Total     Outstanding


BALANCE, December 31, 1997  $ (27,166)   $15,466,240   $15,439,074   20,974.63

  Distributions                (3,829)      (379,096)     (382,925)

  Net Income                    2,784        275,640       278,424
                             ---------    -----------   -----------  ---------
BALANCE, March 31, 1998     $ (28,211)   $15,362,784   $15,334,573   20,974.63
                             =========    ===========   ===========  =========


BALANCE, December 31, 1998  $ (32,375)   $14,950,621   $14,918,246   20,767.92

  Distributions                (3,785)      (374,760)     (378,545)

  Net Income                    4,598        455,151       459,749
                             ---------    -----------   -----------  ---------
BALANCE, March 31, 1999     $ (31,562)   $15,031,012   $14,999,450   20,767.92
                             =========    ===========   ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1999

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first three months of 1999, the Partnership incurred net costs of $4,833 related to the review of potential property acquisitions. The costs have been capitalized and will be allocated to property acquisitions in future periods.

     In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Leases were amended to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee has agreed to pay certain pre-petition and post-petition rents due of $154,268 and other related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

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

     In December, 1996, the Partnership and MGI reached an agreement in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which was equal to approximately two years' rent. The Partnership's share of such payment was $264,000. A specialist in commercial property leasing has been retained to locate a new tenant for the property. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.


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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At March 31, 1999, GCR owed $27,373 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

     Through March 31, 1999, the Partnership sold 38.0691% of the HomeTown Buffet restaurant in Tucson, Arizona, in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $649,249 which resulted in a total net gain of $195,304. The total cost and related accumulated depreciation of the interests sold was $490,096 and $36,151, respectively. For the three months ended March 31, 1999, the net gain was $151,045.

     During the first three months of 1998, the Partnership distributed $32,650 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.54 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

(4)  Long-Term Notes Receivable -

     On July 26, 1995, the Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant in Davie, Florida. The Note requires forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest was charged on the Note at the rate of 10% on the outstanding principal balance. The Note was secured by the land, building and equipment. As of March 31, 1998, the outstanding principal due on the note was $1,484,472. On April 8, 1998, the Partnership received the outstanding principal and accrued interest due on the Note.


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1999 and 1998, the Partnership recognized rental income of $477,781 and $404,372, respectively. During the same periods, the Partnership earned investment income of $9,410 and $58,513, respectively. In 1999, rental income increased as a result of additional rent received from three property acquisitions in 1998, and rent increases on ten properties. The increase in rental income was partially offset by a decrease in investment income earned on net sale proceeds prior to the purchase of the additional properties.

        In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Leases were amended to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee has agreed to pay certain pre-petition and post-petition rents due of $154,268 and other related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Musicland Group, Inc. (MGI), the lessee of the Media Play retail store in Apple Valley, Minnesota experienced financial difficulties and was aggressively restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. A specialist in commercial property leasing has been retained to locate a new tenant for the property. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At March 31, 1999, GCR owed $27,373 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

       During the three months ended March 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $65,734 and $73,935, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,951 and $38,675, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Media Play situation discussed above.

        As of March 31, 1999, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1999, the Partnership's cash balances increased $546,693 as a result of cash generated from property sales and the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $397,737 in 1998 to $486,615 in 1999 as the result of an increase in income and a decrease in expenses in 1999 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1999, the Partnership generated cash flow from the sale of real estate of $447,892. During the three months ended March 31, 1999 and 1998, the Partnership expended $4,833 and $63,491, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.

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

        Through March 31, 1999, the Partnership sold 38.0691% of the HomeTown Buffet restaurant in Tucson, Arizona, in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $649,249 which resulted in a total net gain of $195,304. The total cost and related accumulated depreciation of the interests sold was $490,096 and $36,151, respectively. For the three months ended March 31, 1999, the net gain was $151,045.

        During the first three months of 1998, the Partnership distributed $32,650 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.54 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.  Exhibits -
                                 Description

                 10.1  Purchase  Agreement  dated  February
                       27,  1999  between  the  Partnership,  AEI
                       Real    Estate    Fund    XVIII    Limited
                       Partnership  and  Terry  Harsha,  Sr.  and
                       Janet  Sue Harsha relating to the property
                       at   330   South   Wilmot  Road,   Tucson,
                       Arizona.

                 10.2  Property   Co-Tenancy    Ownership
                       Agreement dated March 5, 1999 between  the
                       Partnership,  AEI Real Estate  Fund  XVIII
                       Limited Partnership and Terry Harsha,  Sr.
                       and  Janet  Sue  Harsha  relating  to  the
                       property   at   330  South  Wilmot   Road,
                       Tucson, Arizona.

                 10.3  Purchase Agreement dated  March  25,
                       1999  between  the  Partnership  and   the
                       Eugene M. Hamilton Family Revocable Trust relating to the property at 330 South Wilmot Road, Tucson, Arizona.

                 10.4  Purchase Agreement dated  March  25,
                       1999  between the Partnership and the  Tom
                       S.  Obata relating to the property at  330
                       South Wilmot Road, Tucson, Arizona.

                 10.5  Property   Co-Tenancy    Ownership
                       Agreement  dated  March 29,  1999  between
                       the   Partnership  and   the   Eugene   M.
                       Hamilton Family Revocable Trust relating to the property at 330 South Wilmot Road, Tucson, Arizona.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K (Continued)

       a.  Exhibits -
                                 Description

                 10.6  Property   Co-Tenancy    Ownership
                       Agreement dated March 31, 1999 between the Partnership and the Tom S. Obata relating to the property at 330 South
                       Wilmot Road, Tucson, Arizona.

                 27    Financial Data Schedule  for  period
                       ended March 31, 1999.

       b.  Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 7, 1999           AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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