Form 10QSB
period 1999-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1999-08-12
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1999 and December 31, 1998

         Statements for the Periods ended June 30, 1999 and 1998:

            Income

            Cash Flows

            Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                     1999          1998

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,697,180    $   884,555
  Receivables                                         27,373         27,722
                                                  -----------    -----------
      Total Current Assets                         1,724,553        912,277
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,432,679      5,746,501
  Buildings and Equipment                          9,770,151     10,038,667
  Property Acquisition Costs                          16,694              0
  Accumulated Depreciation                        (1,464,735)    (1,347,191)
                                                  -----------    -----------
      Net Investments in Real Estate              13,754,789     14,437,977
                                                  -----------    -----------
           Total  Assets                         $15,479,342    $15,350,254
                                                  ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    63,860    $    65,196
  Distributions Payable                              362,380        366,812
  Unearned Rent                                        9,744              0
                                                  -----------    -----------
      Total Current Liabilities                      435,984        432,008
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (31,123)       (32,375)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,768 Units outstanding                       15,074,481     14,950,621
                                                  -----------    -----------
      Total Partners' Capital                     15,043,358     14,918,246
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $15,479,342    $15,350,254
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                              Three Months Ended          Six Months Ended
                            6/30/99        6/30/98      6/30/99      6/30/98

INCOME:
   Rent                    $ 456,083     $ 410,748    $ 933,864     $ 815,120
   Investment Income          14,876        42,805       24,286       101,318
                            ---------     ---------    ---------     ---------
        Total Income         470,959       453,553      958,150       916,438
                            ---------     ---------    ---------     ---------

EXPENSES:
   Partnership Administration -
     Affiliates               64,658        70,546      130,392       144,481
   Partnership Administration
     and Property Management -
     Unrelated Parties        20,358        36,539       47,309        75,214
   Depreciation               84,395        71,850      170,197       143,701
                            ---------     ---------    ---------     ---------
        Total Expenses       169,411       178,935      347,898       363,396
                            ---------     ---------    ---------     ---------

OPERATING INCOME             301,548       274,618      610,252       553,042

GAIN ON SALE OF REAL ESTATE  120,911             0      271,956             0
                            ---------     ---------    ---------     ---------
NET INCOME                 $ 422,459     $ 274,618    $ 882,208     $ 553,042
                            =========     =========    =========     =========

NET INCOME ALLOCATED:
   General Partners        $   4,224     $   2,746    $   8,822     $   5,530
   Limited Partners          418,235       271,872      873,386       547,512
                            ---------     ---------    ---------     ---------
                           $ 422,459     $ 274,618    $ 882,208     $ 553,042
                            =========     =========    =========     =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (20,768 and 20,975 weighted
  average Units outstanding in 1999
  and 1998, respectively)  $   20.14     $   12.96    $   42.05     $   26.10
                            =========     =========    =========     =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   882,208    $   553,042

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     170,197        143,701
     Gain on Sale of Real Estate                     (271,956)             0
     Decrease in Receivables                              349         14,594
     Decrease in Payable to
        AEI Fund Management, Inc.                      (1,336)        (5,202)
     Increase in Unearned Rent                          9,744          7,902
                                                   -----------    -----------
        Total Adjustments                             (93,002)       160,995
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          789,206        714,037
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (16,694)      (612,437)
   Proceeds from Sale of Real Estate                  801,641              0
   Payments Received on Long-Term Notes Receivable          0      1,492,795
                                                   -----------    -----------
        Net Cash Provided By
        Investing Activities                          784,947        880,358
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable        (4,432)        29,344
   Distributions to Partners                         (757,096)      (765,849)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (761,528)      (736,505)
                                                   -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             812,625        857,890

CASH AND CASH EQUIVALENTS, beginning of period        884,555      1,613,175
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,697,180    $ 2,471,065
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                              General      Limited                  Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1997  $(27,166)   $15,466,240   $15,439,074    20,974.63

  Distributions               (7,658)      (758,191)     (765,849)

  Net Income                   5,530        547,512       553,042
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1998      $(29,294)   $15,255,561   $15,226,267    20,974.63
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1998  $(32,375)   $14,950,621   $14,918,246    20,767.92

  Distributions               (7,571)      (749,525)     (757,096)

  Net Income                   8,822        873,386       882,208
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1999      $(31,124)   $15,074,482   $15,043,358    20,767.92
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In July, 1999, the Partnership entered into an Agreement to purchase approximately a 47% interest in a Marie Callender's restaurant in Henderson, Nevada. The purchase price for the entire property will be approximately $1,720,000. The property will be leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $161,500. AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest.

     During the first six months of 1999, the Partnership incurred net costs of $16,694 related to the review of potential property acquisitions. The costs have been capitalized and will be allocated to property acquisitions in future periods.

     In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Leases were amended to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee has agreed to pay certain pre-petition and post-petition rents due of $157,018 and other related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.

     Due to the rejection of the Leases, $82,563 of pre-petition and post-petition rent related to the two properties will not be collected by the Partnership. These amounts were not accrued for financial reporting purposes. The Partnership, in the fourth quarter of 1997, recorded a real estate impairment on the three Red Line Burgers of $715,384, which equaled the net book value of the properties at December 31, 1997. The charge was recorded against the cost of the buildings and equipment. In addition, in the second quarter of 1998, the Partnership elected to abandon one of the properties in order to avoid ongoing expenses. On July 1, 1999, the Partnership abandoned the remaining Red Line Burger property whose Lease was rejected in the reorganization plan.

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At June 30, 1999, GCR owed $27,373 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

     Through June 30, 1999, the Partnership sold 57.9926% of the HomeTown Buffet restaurant in Tucson, Arizona, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,002,998 which resulted in a total net gain of $316,215. The total cost and related accumulated depreciation of the interests sold was $746,589 and $59,806, respectively. For the six months ended June 30, 1999, the net gain was $271,956.

     During the first six months of 1998, the Partnership distributed $68,319 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.22 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Long-Term Notes Receivable -

     On July 26, 1995, the Partnership received a Promissory Note from Jackson Shaw Partners No. 51 Ltd. from the sale of the Black-Eyed Pea restaurant in Davie, Florida. The Note required forty-eight monthly principal and interest payments of $15,025 with a balloon payment for the outstanding principal and interest due September 1, 1999. Interest was charged on the Note at the rate of 10% on the outstanding principal balance. The Note was secured by the land, building and equipment. As of March 31, 1998, the outstanding principal due on the note was $1,484,472. On April 8, 1998, the Partnership received the outstanding principal and accrued interest due on the Note.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1999 and 1998, the Partnership recognized rental income of $933,864 and $815,120, respectively. During the same periods, the Partnership earned investment income of $24,286 and $101,318, respectively. In 1999, rental income increased as a result of additional rent received from three property acquisitions in 1998, and rent increases on ten properties. The increase in rental income was partially offset by a decrease in investment income earned on net sale proceeds prior to the purchase of the additional properties.

        In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Leases were amended to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee has agreed to pay certain pre-petition and post-petition rents due of $157,018 and other related administrative and legal expenses. However, due to the uncertainty of collection, the Partnership has not accrued any of these amounts for financial reporting purposes.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Due to the rejection of the Leases, $82,563 of pre-petition and post-petition rent related to the two properties will not be collected by the Partnership. These amounts were not accrued for financial reporting purposes. The Partnership, in the fourth quarter of 1997, recorded a real estate impairment on the three Red Line Burgers of $715,384, which equaled the net book value of the properties at December 31, 1997. The charge was recorded against the cost of the buildings and equipment. In addition, in the second quarter of 1998, the Partnership elected to abandon one of the properties in order to avoid ongoing expenses. On July 1, 1999, the Partnership adandoned the remaining Red Line Burger property whose Lease was rejected in the reorganization plan.

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At June 30, 1999, GCR owed $27,373 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits and it is management's belief that the Lease will be assumed by GCR.

        During the six months ended June 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $130,392 and $144,481, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $47,309 and $75,214, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Media Play and Red Line Burger situations discussed above.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of June 30, 1999, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1999, the Partnership's cash balances increased $812,625 as a result of cash generated from property sales and the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $714,037 in 1998 to $789,206 in 1999 as the result of an increase in income and a decrease in expenses in 1999.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 1999, the Partnership generated cash flow from the sale of real estate of $801,641. During the six months ended June 30,
1999 and 1998, the Partnership expended $16,694 and $612,437, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from the property sales.


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

        In July, 1999, the Partnership entered into an Agreement to purchase approximately a 47% interest in a Marie Callender's restaurant in Henderson, Nevada. The purchase price for the entire property will be approximately $1,720,000. The property will be leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $161,500. AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through June 30, 1999, the Partnership sold 57.9926% of the HomeTown Buffet restaurant in Tucson, Arizona, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,002,998 which resulted in a total net gain of $316,215. The total cost and related accumulated depreciation of the interests sold was $746,589 and $59,806, respectively. For the six months ended June 30, 1999, the net gain was $271,956.

        During the first six months of 1998, the Partnership distributed $68,319 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.22 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                            Description

           10.1  Purchase  Agreement  dated  June  1,
                 1999  between the Partnership and John  F.
                 Comer  &  Kitty R. Comer relating  to  the
                 property   at   330  South  Wilmot   Road,
                 Tucson, Arizona.

           10.2  Sale  and  Purchase  Agreement   and
                 Escrow  Instructions dated  June  2,  1999
                 between  AEI  Fund  Management,  Inc.  and
                 Marie Callender Pie Shops, Inc. relating to the property at 530 North Stephanie
                 Street, Henderson, Nevada.

           10.3  Property   Co-Tenancy    Ownership
                 Agreement dated June 17, 1999 between  the
                 Partnership  and John F. Comer  and  Kitty
                 R.  Comer relating to the property at  330
                 South Wilmot Road, Tucson, Arizona.

           10.4  First Amendment to Sale and Purchase
                 Agreement  and  Escrow Instructions  dated
                 July  8, 1999 between AEI Fund Management,
                 Inc.  and Marie Callender Pie Shops,  Inc.
                 relating  to  the property  at  530  North
                 Stephanie Street, Henderson, Nevada.

           10.5  Assignment  of  Purchase  and  Sale
                 Agreement  and  Escrow Instructions  dated
                 July  23,  1999  between the  Partnership,
                 AEI  Income  &  Growth Fund  XXII  Limited
                 Partnership and AEI Fund Management,  Inc.
                 and   Marie  Callender  Pie  Shops,   Inc.
                 relating  to  the property  at  530  North
                 Stephanie Street, Henderson, Nevada.

           27    Financial Data Schedule  for  period
                 ended June 30, 1999.

        b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1999         AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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