Form 10QSB
period 1999-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 1999-11-12
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1999

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 1999 and December 31, 1998

          Statements for the Periods ended September 30, 1999 and 1998:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                      1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   944,248     $   884,555
  Receivables                                          27,373          27,722
                                                   -----------     -----------
      Total Current Assets                            971,621         912,277
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              5,764,141       5,746,501
  Buildings and Equipment                          10,184,719      10,038,667
  Accumulated Depreciation                         (1,490,789)     (1,347,191)
                                                   -----------     -----------
      Net Investments in Real Estate               14,458,071      14,437,977
                                                   -----------     -----------
           Total  Assets                          $15,429,692     $15,350,254
                                                   ===========     ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    99,834     $    65,196
  Distributions Payable                               362,500         366,812
                                                   -----------     -----------
      Total Current Liabilities                       462,334         432,008
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (31,883)        (32,375)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,768 Units outstanding                        14,999,241      14,950,621
                                                   -----------     -----------
      Total Partners' Capital                      14,967,358      14,918,246
                                                   -----------     -----------
         Total Liabilities and Partners' Capital  $15,429,692     $15,350,254
                                                   ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                               Three Months Ended       Nine Months Ended
                             9/30/99       9/30/98    9/30/99       9/30/98

INCOME:
   Rent                    $ 452,318     $ 422,433   $ 1,386,182  $ 1,237,553
   Investment Income          19,415        46,284        43,701      147,602
                            ---------     ---------   -----------  -----------
        Total Income         471,733       468,717     1,429,883    1,385,155
                            ---------     ---------   -----------  -----------

EXPENSES:
   Partnership Administration -
    Affiliates                57,326        63,306       187,718      207,787
   Partnership Administration
    and Property Management -
    Unrelated Parties         28,285        26,079        75,594      101,293
   Depreciation               83,572        74,153       253,769      217,854
                            ---------     ---------   -----------  -----------
        Total Expenses       169,183       163,538       517,081      526,934
                            ---------     ---------   -----------  -----------

OPERATING INCOME             302,550       305,179       912,802      858,221

GAIN ON SALE OF REAL ESTATE        0             0       271,956            0
                            ---------     ---------   -----------  -----------
NET INCOME                 $ 302,550     $ 305,179   $ 1,184,758  $   858,221
                            =========     =========   ===========  ===========

NET INCOME ALLOCATED:
   General Partners        $   3,026     $   3,052   $    11,848  $     8,582
   Limited Partners          299,524       302,127     1,172,910      849,639
                            ---------     ---------   -----------  -----------
                           $ 302,550     $ 305,179   $ 1,184,758  $   858,221
                            =========     =========   ===========  ===========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (20,768 and 20,975 weighted
 average Units outstanding
 in 1999 and 1998,
 respectively)             $   14.43     $   14.41   $     56.48  $     40.51
                            =========     =========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $ 1,184,758   $   858,221

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      253,769       217,854
     Gain on Sale of Real Estate                      (271,956)            0
     Decrease in Receivables                               349        31,281
     Increase in Payable to
        AEI Fund Management, Inc.                       34,638        35,995
     Increase in Unearned Rent                               0         6,747
                                                    -----------   -----------
        Total Adjustments                               16,800       291,877
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                         1,201,558     1,150,098
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (803,548)   (1,210,501)
   Proceeds from Sale of Real Estate                   801,641             0
   Payments Received on Long-Term Note Receivable            0     1,492,795
                                                    -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                            (1,907)      282,294
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease)in Distributions Payable           (4,312)       29,344
  Distributions to Partners                         (1,135,646)   (1,148,774)
                                                    -----------   -----------
        Net Cash Used For
         Financing Activities                       (1,139,958)   (1,119,430)
                                                    -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                 59,693       312,962

CASH AND CASH EQUIVALENTS, beginning of period         884,555     1,613,175
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   944,248   $ 1,926,137


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1997  $(27,166)  $15,466,240   $15,439,074    20,974.63

  Distributions              (11,488)   (1,137,286)   (1,148,774)

  Net Income                   8,582       849,639       858,221
                             --------   -----------   -----------  -----------
BALANCE, September 30, 1998 $(30,072)  $15,178,593   $15,148,521    20,974.63
                             ========   ===========   ===========  ===========


BALANCE, December 31, 1998  $(32,375)  $14,950,621   $14,918,246    20,767.92

  Distributions              (11,356)   (1,124,290)   (1,135,646)

  Net Income                  11,848     1,172,910     1,184,758
                             --------   -----------   -----------  -----------
BALANCE, September 30, 1999 $(31,883)  $14,999,241   $14,967,358    20,767.92
                             ========   ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On September 28, 1999, the Partnership purchased a 47% interest in a Marie Callender's restaurant in Henderson, Nevada for $803,548. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $75,905. The remaining interest in the property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

     In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Leases were amended to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee has agreed to pay certain pre-petition and post-petition rents due of $157,018 and other related administrative and legal expenses. However, the Partnership does not believe it will be successful in collecting these amounts and has not accrued any of these amounts for financial reporting purposes.

     Due to the rejection of the Leases, $82,563 of pre-petition and post-petition rent related to the two properties will not be collected by the Partnership. These amounts were not accrued for financial reporting purposes. The Partnership, in the fourth quarter of 1997, recorded a real estate impairment on the three Red Line Burgers of $715,384, which equaled the net book value of the properties at December 31, 1997. The charge was recorded against the cost of the buildings and equipment. In addition, in the second quarter of 1998, the Partnership elected to abandon one of the properties in order to avoid ongoing expenses. On July 15, 1999, the Partnership abandoned another Red Line Burger in order to avoid ongoing expenses.

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At September 30, 1999, GCR owed
     $27,373 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR and that any adjustments to the Lease will be immaterial to the Partnership.

     Through June 30, 1999, the Partnership sold 57.9926% of the HomeTown Buffet restaurant in Tucson, Arizona, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,002,998 which resulted in a total net gain of $316,215. The total cost and related accumulated depreciation of the interests sold was $746,589 and $59,806, respectively. For the nine months ended September 30, 1999, the net gain was $271,956.

     During the first nine months of 1998, the Partnership distributed $72,698 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.43 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1999 and 1998, the Partnership recognized rental income of $1,386,182 and
$1,237,553, respectively. During the same periods, the Partnership earned investment income of $43,701 and $147,602, respectively. In 1999, rental income increased as a result of rent received from four property acquisitions in 1998 and 1999, and rent increases on ten properties. The increase in rental income was partially offset by a decrease in investment income earned on net sale proceeds prior to the purchase of the additional properties.

        In August, 1995, the lessee of the three Red Line Burger and two Rally's properties filed for reorganization. After reviewing the operating results of the lessee, the Partnership agreed to amend the Leases of the two Rally's properties and one Red Line Burger property. Effective December 1, 1995, the Leases were amended to reduce the annual base rent from $43,742 to $15,000 for each property. The Partnership could receive additional rent in the future equal to 6.75% of the amount by which gross receipts exceed $275,000. In 1997, the reorganization plan confirmed one Red Line Lease and rejected the other two Leases. In addition, the plan allowed the Rally's properties to be sold and on February 14, 1997, the Partnership received net sale proceeds of $500,000, which resulted in a net gain of $16,092. The lessee has agreed to pay certain pre-petition and post-petition rents due of $157,018 and other related administrative and legal expenses. However, the Partnership does not believe it will be successful in collecting these amounts and has not accrued any of these amounts for financial reporting purposes.

        Due to the rejection of the Leases, $82,563 of pre-petition and post-petition rent related to the two properties will not be collected by the Partnership. These amounts were not accrued for financial reporting purposes. The Partnership, in the fourth quarter of 1997, recorded a real estate impairment on the three Red Line Burgers of $715,384, which equaled the net book value of the properties at December 31, 1997. The charge was recorded against the cost of the buildings and equipment. In addition, in the second quarter of 1998, the Partnership elected to abandon one of the properties in order to avoid ongoing expenses. On July 15, 1999, the Partnership abandoned another Red Line Burger in order to avoid ongoing expenses.


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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At September 30, 1999, GCR owed $27,373 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR and that any adjustments to the Lease will be immaterial to the Partnership.

        During the nine months ended September 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $187,718 and $207,787, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $75,594 and $101,293, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Media Play and Red Line Burger situations discussed above.

        As of September 30, 1999, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1999, the Partnership's cash balances increased $59,693 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $1,150,098 in 1998 to $1,201,558 in 1999 as the result of an increase in income and a decrease in expenses in 1999, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 1999, the Partnership generated cash flow from the sale of real estate of $801,641. During the nine months ended September 30, 1999 and 1998, the Partnership expended $803,548 and $1,210,501, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from property sales.

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

        On September 28, 1999, the Partnership purchased a 47% interest in a Marie Callender's restaurant in Henderson, Nevada for $803,548. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $75,905. The remaining interest in the property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

        Through June 30, 1999, the Partnership sold 57.9926% of the HomeTown Buffet restaurant in Tucson, Arizona, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,002,998 which resulted in a total net gain of $316,215. The total cost and related accumulated depreciation of the interests sold was $746,589 and $59,806, respectively. For the nine months ended September 30, 1999, the net gain was $271,956.

        During the first nine months of 1998, the Partnership distributed $72,698 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.43 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional properties or distributed to the Partners in the future.

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

       On October 1, 1999, nine Limited Partners redeemed a total of 116.5 Partnership Units for $77,316 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-four Limited Partners redeemed 384 Partnership Units for $285,000. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.Exhibits -
                           Description

         10.1  Lease Agreement dated September  28,
               1999  between the Partnership, AEI  Income
               &  Growth  Fund  XXII Limited  Partnership
               and   Marie  Callender  Pie  Shops,   Inc.
               relating  to  the property  at  530  North
               Stephanie Street, Henderson, Nevada.

         27    Financial Data Schedule  for  period
               ended September 30, 1999.

        b.Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 1999      AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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