Form 10KSB
period 1999-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2000-03-30
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1999

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

                         Yes  [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1999 were $1,913,647.

As of February 29, 2000, there were 20,651.42 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,651,420.

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

        Through December 31, 1999, the Partnership sold 57.9926% of the HomeTown Buffet restaurant in Tucson, Arizona, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,002,998 which resulted in a total net gain of $316,215. The total cost and related accumulated depreciation of the interests sold was $746,589 and $59,806, respectively. For the year ended December 31, 1999, the net gain was $271,956.

        On December 18, 1997, the Partnership purchased a Party City retail store in Gainesville, Georgia for $1,435,309. The property is leased to Party City of Atlanta, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $150,752.

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective June 20, 1998, the interest rate was increased to 10.5%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,181,185. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

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

        On September 28, 1999, the Partnership purchased a 47% interest in a Marie Callender's restaurant in Henderson, Nevada for $804,911. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $75,905. The remaining interest in the property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

        As of December 31, 1997, based on an analysis of market conditions, it was determined the fair value of the Partnership's interest in the Media Play retail store was approximately $726,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $595,100 was recognized, which is the difference between the book value at December 31, 1997 of $1,321,100 and the estimated market value of $726,000. The charge was recorded against the cost of the land, building and equipment. Also, in the fourth quarter of 1997, the Partnership recorded a real estate impairment on the three Red Line Burgers of $715,384, which equaled the net book value of the properties at December 31, 1997. The charge was recorded against the cost of the buildings and equipment. In addition, in both the second quarter of 1998 and the third quarter of 1999, the Partnership elected to abandon one of the properties in order to avoid ongoing expenses. In addition, on February 14, 1997, the two Rally's properties were sold for $500,000, which resulted in a net gain of $16,092.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed $27,373 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR and that any adjustments to the Lease will be immaterial to the Partnership, and that, ultimately the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding the property's book value.

Major Tenants

        During 1999, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 48% of the Partnership's total rental revenue in 1999. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2000 and future years. In addition, three business concepts, Taco Cabana and Applebee's restaurants and Garden Ridge retail store, each accounted for more than ten percent of the Partnership's total rental revenue during 1999. It is anticipated that these business concepts will continue to account for more than ten percent of the Partnership's total rental revenue in 2000 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1999.

                              Total Property                 Annual   Annual
                     Purchase  Acquisition                   Lease    Rent Per
Property               Date      Costs      Lessee           Payment  Sq. Ft.

Taco Cabana Restaurant
 Houston, TX                              Texas Taco
 (38.2362%)          7/31/91  $  547,322  Cabana L.P.        $ 84,047  $59.10

Taco Cabana Restaurant                    Texas Taco
 San Antonio, TX     3/16/92  $1,147,274  Cabana L.P.        $188,498  $69.30

Taco Cabana Restaurant
 Waco, TX                                 Texas Food
 (2.4058%)            5/1/92  $   19,720   Concepts          $  2,919  $43.93

Applebee's Restaurant
 Aurora, CO                          RCI
 (3.3979%)          12/22/92  $   44,782   West, Inc.        $  6,482  $41.48

Red Line Burgers Restaurant
 Corpus Christi, TX   4/2/93  $  280,378     (1)

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                              Total Property                 Annual   Annual
                     Purchase  Acquisition                   Lease    Rent Per
Property               Date      Costs      Lessee           Payment  Sq. Ft.


Applebee's Restaurant                       Gourmet
 Crestwood, MO       4/14/93  $  803,418  Systems, Inc.      $116,936  $23.31

Applebee's Restaurant
 Crestview Hills, KY                        Thomas
 (1.1054%)           6/15/93  $   14,039  and King, Inc.     $  2,035  $33.79

HomeTown Buffet Restaurant
 Tucson, AZ                                Summit Family
 (2.2074%)           6/16/93  $   28,418  Restaurants, Inc.  $  4,106  $19.33

Applebee's Restaurant                        Gulf Coast
 Covington, LA       6/23/93  $1,099,085  Restaurants, Inc.  $169,988  $31.29

Applebee's Restaurant
 Temple Terrace, FL                       Casual Restaurant
 (9.0963%)           10/1/93  $   96,262  Concepts II, Inc.  $ 14,855  $35.20

Applebee's Restaurant                          WCM
 Beaverton, OR       12/2/93  $1,760,079  Oregon, L.L.C.     $246,000  $49.20

Denny's                                   Apple Investment
 Apple Valley, CA     5/2/94  $1,177,655    Group, Inc.      $176,815  $34.10

Media Play Retail Store
 Apple Valley, MN
 (33.0%)            12/21/95  $1,389,367       (1)

Garden Ridge Retail Store
 Pineville, NC                                Garden
 (40.75%)            3/28/96  $3,615,378     Ridge L.P.      $383,973  $ 6.65

Party City Retail Store                    Party City of
 Gainesville, GA    12/18/97  $1,435,309   Atlanta, Inc.     $150,752  $14.32

Champps
 Americana Restaurant                        Champps
 Troy, MI                                   Operating
 (23.95%)             9/3/98  $1,181,185   Corporation       $122,605  $46.16

Tumbleweed Restaurant
 Chillicothe, OH
 (40.0%)            11/20/98  $  505,225  Tumbleweed, Inc.   $ 51,964  $23.69

Tumbleweed Restaurant
 Columbus, OH
 (60.0%)            12/28/98  $  823,496  Tumbleweed, Inc.   $ 83,102  $25.26

Marie Callender's Restaurant                 Marie
 Henderson, NV                             Callender
 (47.0%)             9/28/99  $  804,911  Pie Shops, Inc.    $ 75,905  $26.85

(1)    The property is vacant and listed for sale or lease.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Taco Cabana restaurant in Houston, Texas is owned by AEI Real Estate Fund 86-A Limited Partnership. The remaining interests in the Media Play and Garden Ridge retail stores are owned by AEI Net
Lease Income & Growth Fund XX and AEI Income & Growth Fund XXI Limited Partnerships. The remaining interests in the Champps Americana restaurant are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership. The remaining interest in the Tumbleweed restaurant in Columbus, Ohio is owned by AEI Real Estate Fund XVIII Limited Partnership. The remaining interest in the Marie Callender's restaurant is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the HomeTown Buffet restaurant, the Taco Cabana restaurant in Waco, Texas, and the Applebee's restaurants in Aurora, Colorado, Crestview Hills, Kentucky and Temple Terrace, Florida are owned by unrelated third parties.

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

        The initial Lease terms are for 20 years except for the Marie Callender's, Tumbleweed and Taco Cabana restaurants, and the Party City retail store, which have lease terms of 15 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed and Taco Cabana restaurants, the Applebee's restaurants in Aurora,
Colorado  and  Temple  Terrace,  Florida,  and  the  Denny's  and
HomeTown Buffet restaurants which have renewal options that may extend the Lease term an additional 10 years and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years or 39 years, depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        During the last five years or since the date of purchase,
if  purchased  after December 31, 1994, all properties  were  100 percent occupied except for the Media Play retail store which was 100 percent occupied until January, 1997.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1999, there were 1,477 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  1999, nine Limited Partners redeemed a  total  of
116.5 Partnership Units for $77,316 in accordance with the Partnership Agreement. In prior years, a total of twenty-four Limited Partners redeemed 384 Partnership Units for $285,000. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $15,922 and $16,790 were made to the General Partners and $1,499,044 and $1,516,383 were made to the Limited Partners in 1999 and 1998, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $219,894 of proceeds from property sales in 1998. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1999 and 1998, the Partnership recognized rental income of $1,859,258 and
$1,677,876, respectively. During the same periods, the Partnership earned investment income of $54,389 and $171,031, respectively. In 1999, rental income increased as a result of rent received from four property acquisitions in 1998 and 1999, and rent increases on ten properties. The increase in rental income was partially offset by a decrease in investment income earned on net sale proceeds prior to the purchase of the additional properties.

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

        In both the second quarter of 1998 and the third quarter of 1999, the Partnership abandoned a Red Line Burger property in order to avoid ongoing expenses. The remaining Red Line Burger property is vacant and listed for sale or lease. The Partnership recorded a real estate impairment, equal to the net book value of the properties in 1997. The abandonment of the properties did not have a material effect on the Partnership's cash flow or financial statements.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed $27,373 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR and that any adjustments to the Lease will be immaterial to the Partnership, and that, ultimately the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding the property's book value.

        During the years ended December 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $225,879 and $267,665, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $90,059 and $124,410, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1999, when compared to 1998, is the result of expenses incurred in 1998 related to the Media Play and Red Line Burger situations discussed above.

       As of December 31, 1999, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

Liquidity and Capital Resources

       During the year ended December 31, 1999, the Partnership's cash balances decreased $48,723 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $1,483,926 in 1998 to $1,556,208 in 1999 as the result of an increase in income and a decrease in expenses in 1999, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 1999, the Partnership generated cash flow from the sale of real estate of $801,641. During the years ended December 31, 1999 and 1998, the Partnership expended $810,180 and $2,055,579, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from property sales.

        Through December 31, 1999, the Partnership sold 57.9926% of the HomeTown Buffet restaurant in Tucson, Arizona, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,002,998 which resulted in a total net gain of $316,215. The total cost and related accumulated depreciation of the interests sold was $746,589 and $59,806, respectively. For the year ended December 31, 1999, the net gain was $271,956.

        During 1998, the Partnership distributed $222,115 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $10.55 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective June 20, 1998, the interest rate was increased to 10.5%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,181,185. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership.

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

        On September 28, 1999, the Partnership purchased a 47% interest in a Marie Callender's restaurant in Henderson, Nevada for $804,911. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $75,905. The remaining interest in the property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

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

        During,  1999, nine Limited Partners redeemed a total  of
116.5 Partnership Units for $77,316 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-four Limited Partners redeemed 384 Partnership Units for $285,000. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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






   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1999 and 1998

Statements for the Years Ended December 31, 1999 and 1998:

     Operations

     Cash Flows

     Changes in Partners' Capital

     Notes to Financial Statements







                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Minneapolis,  Minnesota         Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2000                Certified Public Accountants

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                   1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   835,832     $   884,555
  Receivables                                       27,373          27,722
                                                -----------     -----------
      Total Current Assets                         863,205         912,277
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           5,764,703       5,746,501
  Buildings and Equipment                       10,185,520      10,038,667
  Property Acquisition Costs                         5,269               0
  Accumulated Depreciation                      (1,578,302)     (1,347,191)
                                                -----------     -----------
      Net Investments in Real Estate            14,377,190      14,437,977
                                                -----------     -----------
           Total  Assets                       $15,240,395     $15,350,254
                                                ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    23,346     $    65,196
  Distributions Payable                            362,702         366,812
                                                -----------     -----------
      Total Current Liabilities                    386,048         432,008
                                                -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (33,013)        (32,375)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,651 and 20,768 Units outstanding in
   1999 and 1998, respectively                  14,887,360      14,950,621
                                                -----------     -----------
     Total Partners' Capital                    14,854,347      14,918,246
                                                -----------     -----------
       Total Liabilities and Partners' Capital $15,240,395     $15,350,254
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31


                                                     1999          1998

INCOME:
  Rent                                          $ 1,859,258     $ 1,677,876
  Investment Income                                  54,389         171,031
                                                 -----------     -----------
      Total Income                                1,913,647       1,848,907
                                                 -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates           225,879         267,665
  Partnership Administration and Property
     Management - Unrelated Parties                  90,059         124,410
  Depreciation                                      341,282         298,712
                                                 -----------     -----------
      Total Expenses                                657,220         690,787
                                                 -----------     -----------

OPERATING INCOME                                  1,256,427       1,158,120

GAIN ON SALE OF REAL ESTATE                         271,956               0
                                                 -----------     -----------
NET INCOME                                      $ 1,528,383     $ 1,158,120
                                                 ===========     ===========

NET INCOME ALLOCATED:
  General Partners                              $    15,284     $    11,581
  Limited Partners                                1,513,099       1,146,539
                                                 -----------     -----------
                                                $ 1,528,383     $ 1,158,120
                                                 ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (20,739 and 20,923 weighted average Units
 outstanding in 1999 and 1998, respectively.)   $     72.96     $     54.80
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                   1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                    $ 1,528,383    $ 1,158,120

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                  341,282        298,712
     Gain on Sale of Real Estate                  (271,956)             0
     Decrease in Receivables                           349         13,154
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                  (41,850)        13,940
                                                -----------    -----------
       Total Adjustments                            27,825        325,806
                                                -----------    -----------
       Net Cash Provided By
           Operating Activities                  1,556,208      1,483,926
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (810,180)    (2,055,579)
  Proceeds from Sale of Real Estate                801,641              0
  Payments Received on Long-Term Notes Receivable        0      1,492,795
                                                -----------    -----------
       Net Cash Used For
           Investing Activities                     (8,539)      (562,784)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable      (4,110)        29,186
  Distributions to  Partners                    (1,514,185)    (1,531,700)
  Redemption Payments                              (78,097)      (147,248)
                                                -----------    -----------
       Net Cash Used For
          Financing Activities                  (1,596,392)    (1,649,762)
                                                -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (48,723)      (728,620)

CASH AND CASH EQUIVALENTS, beginning of period     884,555      1,613,175
                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period       $   835,832    $   884,555
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                               General     Limited                   Units
                               Partners    Partners     Total     Outstanding


BALANCE, December 31, 1997  $ (27,166)  $15,466,240  $15,439,074    20,974.63

  Distributions               (15,317)   (1,516,383)  (1,531,700)

  Redemption Payments          (1,473)     (145,775)    (147,248)     (206.71)

  Net Income                   11,581     1,146,539    1,158,120
                             ---------   -----------  -----------  -----------
BALANCE, December 31, 1998    (32,375)   14,950,621   14,918,246    20,767.92

  Distributions               (15,141)   (1,499,044)  (1,514,185)

  Redemption Payments            (781)      (77,316)     (78,097)     (116.50)

  Net Income                   15,284     1,513,099    1,528,383
                             ---------   -----------  -----------  -----------
BALANCE, December 31, 1999  $ (33,013)  $14,887,360  $14,854,347    20,651.42
                             =========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization -

     AEI Net Lease Income & Growth Fund XIX Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XIX, Inc.
     (AFM), the Managing General Partner. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI) performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on May 31, 1991 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The offering terminated February 5, 1993 when the extended offering period expired. The Partnership received subscriptions for 21,151.928 Limited Partnership Units ($21,151,928).

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $21,151,928, and $1,000, respectively. During operations, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 12% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Partners and 10% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated in the same ratio as the last dollar of Net Cash Flow is distributed. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.



   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization - (Continued)

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Partners and 10% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

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

                   DECEMBER 31, 1999 AND 1998

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

(3)  Related Party Transactions -

     The Partnership owns a 38.2362% interest in a Taco Cabana restaurant in Houston, Texas. The remaining interest in the property is owned by AEI Real Estate Fund 86-A Limited Partnership, an affiliate of the Partnership. The
     Partnership owns a 3.3979% interest in an Applebee's restaurant in Aurora, Colorado. The remaining interests in this property are owned by unrelated third parties. AEI Institutional Net Lease Fund '93 Limited Partnership, an affiliate of the Partnership, owned a 9.3385% interest in this property until January 20, 1998 when its interest was sold to an unrelated third party. The Partnership owns a 2.2074% interest in a HomeTown Buffet restaurant. The remaining interests in this property are owned by unrelated third parties. AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, owned a 24.0% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 1999. AEI Institutional Net Lease Fund '93 Limited Partnership owned a 15.8% interest in this property until December 4, 1998 when its interest was sold to an unrelated third party. The Partnership owns a 33.0% interest in a Media Play retail store and a 40.75% interest in a Garden Ridge retail store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 23.95% interest in the Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership. The Partnership owns a 40.0% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership. The Partnership owns a 60.0% interest in a Tumbleweed restaurant in Columbus, Ohio. The remaining interest in this property is owned by AEI Real Estate Fund XVIII Limited Partnership. The Partnership owns a 47.0% interest in a Marie Callender's restaurant. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998


(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                       1999        1998
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                          $ 225,879   $ 267,665
                                                      ========    ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs and outside audit and
  accounting costs, taxes, insurance and other
  property costs.                                    $  90,059   $ 124,410
                                                      ========    ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $21,385 and $64,640
  for 1999 and 1998, respectively.                   $   1,780   $ (50,818)
                                                      ========    ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Marie Callender's, Tumbleweed and Taco Cabana restaurants, and the Party City retail store, which have lease terms of 15 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed and Taco Cabana restaurants, the Applebee's restaurants in Aurora, Colorado and Temple Terrace, Florida, and the Denny's and HomeTown Buffet restaurants which have renewal options that may extend the Lease term an additional 10 years and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The Taco Cabana restaurant in Houston, Texas was constructed in 1987 and acquired in 1991. The Denny's restaurant was constructed and acquired in 1994. The Media Play retail store was constructed and acquired in 1995. The Garden Ridge retail store was constructed and acquired in 1996. The Party City retail store was constructed and acquired in 1997. The Champps Americana and Tumbleweed restaurants were constructed and acquired in 1998. The Marie Callender's restaurant was constructed in 1998, and acquired in 1999. The remaining properties were constructed and acquired in either 1992 or 1993. There have been no costs capitalized as improvements subsequent to the acquisitions.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     For those properties in the table below which do not have land costs, the lessee has entered into land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at December 31, 1999 are as follows:

                                           Buildings and          Accumulated
Property                          Land      Equipment       Total Depreciation

Taco Cabana, Houston, TX     $  334,414  $   212,908  $   547,322  $   59,733
Taco Cabana, San Antonio, TX    598,533      548,741    1,147,274     148,300
Taco Cabana, Waco, TX             7,788       11,932       19,720       3,139
Applebee's, Aurora, CO           15,969       28,813       44,782       7,408
Red Line Burger,
 Corpus Christi, TX                   0       52,398       52,398      52,398
Applebee's, Crestwood, MO             0      803,418      803,418     189,813
Applebee's,
 Crestview Hills, KY              4,490        9,549       14,039       2,186
HomeTown Buffet, Tucson, AZ      15,314       13,104       28,418       2,857
Applebee's, Covington, LA       358,521      740,564    1,099,085     177,158
Applebee's,
 Temple Terrace, FL              44,568       51,694       96,262      11,993
Applebee's, Beaverton, OR       636,972    1,123,107    1,760,079     241,875
Denny's, Apple Valley, CA       461,013      716,642    1,177,655     142,547
Media Play, Apple Valley, MN    230,305      563,962      794,267     103,735
Garden Ridge, Pineville, NC   1,171,849    2,443,529    3,615,378     305,441
Party City, Gainesville, GA     642,964      792,345    1,435,309      58,630
Champps Americana, Troy, MI     381,640      799,545    1,181,185      37,010
Tumbleweed, Chillicothe, OH     206,725      298,500      505,225      11,974
Tumbleweed, Columbus, OH        321,614      501,882      823,496      18,164
Marie Callender's,
 Henderson, NV                  332,024      472,887      804,911       3,941
                              ----------  -----------  -----------  ---------
                             $5,764,703  $10,185,520  $15,950,223  $1,578,302
                              ==========  ===========  ===========  =========


     Through December 31, 1999, the Partnership sold 57.9926% of the HomeTown Buffet restaurant in Tucson, Arizona, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,002,998 which resulted in a total net gain of $316,215. The total cost and related accumulated depreciation of the interests sold was $746,589 and $59,806, respectively. For the year ended December 31, 1999, the net gain was $271,956.

     The Partnership owns a 9.0963% interest in the Applebee's restaurant in Temple Terrace, Florida. Prior to 1998, the Partnership sold 90.9037% of the property to unrelated third parties, who own the property with the Partnership as tenants-in-common.

     The Partnership owns a 2.4058% interest in the Taco Cabana restaurant in Waco, Texas. Prior to 1996, the Partnership sold 97.5942% of the property to unrelated third parties, who own the property with the Partnership as tenants-in-common.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     The Partnership owns a 1.1054% interest in the Applebee's restaurant in Crestview Hills, Kentucky. Prior to 1997, the Partnership sold 98.8946% of the property to unrelated third parties, who own the property with the Partnership as tenants-in-common.

     During 1998, the Partnership distributed $222,115 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $10.55 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional properties or distributed to the Partners in the future.

     On December 23, 1997, the Partnership purchased a 23.95% interest in a parcel of land in Troy, Michigan for $361,889. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $25,332. Effective June 20, 1998, the annual rent was increased to $37,998. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7%. Effective June 20, 1998, the interest rate was increased to 10.5%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $122,605. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,181,185.

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

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     On December 28, 1998, the Partnership purchased a 60.0% interest in a Tumbleweed restaurant in Columbus, Ohio for $823,496. The property is leased to TWI under a Lease Agreement with a primary term of 15 years and annual rental payments of $83,102.

     On September 28, 1999, the Partnership purchased a 47% interest in a Marie Callender's restaurant in Henderson, Nevada for $804,911. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $75,905.

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

     In both the second quarter of 1998 and the third quarter of 1999, the Partnership abandoned a Red Line Burger property in order to avoid ongoing expenses. The remaining Red Line Burger property is vacant and listed for sale or lease. The Partnership recorded a real estate impairment, equal to the net book value of the properties in 1997. The abandonment of the properties did not have a material effect on the Partnership's cash flow or financial statements.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed
     $27,373 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR and that any adjustments to the Lease will be immaterial to the Partnership, and that, ultimately the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding the property's book value.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1999 are as follows:

                       2000           $ 1,905,844
                       2001             1,932,161
                       2002             1,965,857
                       2003             1,994,236
                       2004             2,030,885
                       Thereafter      19,142,726
                                       -----------
                                      $28,971,709
                                       ===========

     There were no contingent rents recognized in 1999 or 1998.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                    1999         1998
          Tenants                Industry

     Garden Ridge L.P.          Retail           $  383,973    $  383,973
     Texas Taco Cabana L.P.     Restaurant          269,947       263,150
     WCM Oregon, L.L.C.         Restaurant          246,000       237,681
     Apple Investment
        Group, Inc.             Restaurant              N/A       168,910
                                                  ----------    ---------

     Aggregate rent revenue of major tenants     $  899,920    $1,053,714
                                                  ==========    ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  48%           63%
                                                  ==========    ==========

(6)  Partners' Capital -

     Cash distributions of $15,922 and $16,790 were made to the General Partners and $1,499,044 and $1,516,383 were made to the Limited Partners for the years ended December 31, 1999 and 1998, respectively. The Limited Partners' distributions represent $72.28 and $72.47 per Limited Partnership Unit outstanding using 20,739 and 20,923 weighted average Units in 1999 and 1998, respectively. The distributions represent $69.22 and $47.78 per Unit of Net Income and $3.06 and $24.69 per Unit of return of contributed capital in 1999 and 1998, respectively.

     As  part  of  the  Limited  Partner distributions  discussed above, the Partnership distributed $219,894 of proceeds from
     property  sales  in  1998.   The distributions  reduced  the
     Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1999 and 1998 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(6)  Partners' Capital - (Continued)

     During 1999, nine Limited Partners redeemed a total of 116.5 Partnership Units for $77,316 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1998, eight Limited Partners redeemed a total of 206.7 Partnership Units for $145,775. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $967.87 per original $1,000 invested.

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                  1999          1998

     Net Income for Financial
      Reporting Purposes                       $1,528,383    $1,158,120

     Depreciation for Tax Purposes (Over)
      Under Depreciation for Financial
      Reporting Purposes                           10,621        (6,841)

     Amortization of Start-Up and
      Organization Costs                           (1,869)      (25,130)

     Gain (Loss) on Sale of Real Estate for
      Tax Purposes Under Gain
      for Financial Reporting Purposes           (230,373)     (238,075)
                                                -----------   -----------
           Taxable Income to Partners          $1,306,762    $  888,074
                                                ===========   ===========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                    1999           1998

     Partners' Capital for
       Financial  Reporting Purposes            $14,854,347    $14,918,246

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                            831,198      1,050,950

     Capitalized Start-Up Costs
      Under Section 195                             258,641        258,641

     Amortization of Start-Up and
      Organization Costs                           (264,641)      (262,772)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes            3,018,278      3,018,278
                                                 -----------    -----------
           Partners' Capital for
               Tax  Reporting Purposes          $18,697,823    $18,983,343
                                                 ===========    ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                         1999                  1998
                               Carrying       Fair    Carrying      Fair
                                Amount        Value     Amount      Value

     Cash                     $    706   $     706   $     309   $     309
     Money Market Funds         835,126    835,126     884,246     884,246
                               --------   --------    --------    --------
          Total Cash and
             Cash Equivalents $ 835,832  $ 835,832   $ 884,555   $ 884,555
                               ========   ========    ========    ========


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

        Robert P. Johnson, age 55, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December, 2000. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 47, is Executive Vice President, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December, 2000. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2000. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2000:

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1999.

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method     Inception (September 14, 1990)
Compensation                of Compensation           To December 31, 1999

AEI Securities, Inc.  Selling Commissions equal to 7%       $2,115,193
(formerly AEI         of proceeds plus a 3% nonaccountable
Incorporated)         expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other       $  903,786
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all         $  563,127
Affiliates            Acquisition Expenses


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.(Continued)

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method     Inception (September 14, 1990)
Compensation                of Compensation           To December 31, 1999


General Partners      1% of Net Cash Flow in any fiscal     $  128,811
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners and  Reimbursement at Cost for all         $2,117,427
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of the Fund's properties and all other
                      transfer agency, reporting,   partner
                      relations   and   other administrative
                      functions.

General Partners      1% of distributions of Net Proceeds   $   11,758
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per annum,
                      cumulative but not compounded, to the
                      extent  not   previously distributed.
                      10%  of  distributions of Net Proceeds
                      of Sale there-after.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1999, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

            10.45    Net  Lease  Agreement
                     dated   December   18,  1997   between   the
                     Partnership and Party City of Atlanta,  Inc.
                     relating  to the property at 679 Dawsonville
                     Highway, Gainesville, Georgia (incorporated by reference to Exhibit 10.60 of Form 10-KSB filed with the Commission on March 23,
                     1998).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -

                                    Description

            10.46    Net  Lease  Agreement
                     dated   December   23,  1997   between   the
                     Partnership,   AEI  Real  Estate   Fund   XV
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited Partnership, AEI Real  Estate
                     Fund  XVII  Limited Partnership and  Champps
                     Entertainment,   Inc.   relating   to    the
                     property at 301 West Big Beaver Road,  Troy,
                     Michigan   (incorporated  by  reference   to
                     Exhibit 10.62 of Form 10-KSB filed with the Commission on March 23, 1998).

            10.47    Development  Financing  Agreement
                     dated    April   13,   1998   between    the
                     Partnership,  AEI  Real  Estate  Fund  XVIII
                     Limited Partnership, Robert P. Johnson,  and
                     Tumbleweed, LLC relating to the property  at
                     1150  North Bridge Street, Chillicothe, Ohio
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on May 12, 1998).

            10.48    Net  Lease Agreement dated  April
                     13,  1998 between the Partnership, AEI  Real
                     Estate   Fund   XVIII  Limited  Partnership,
                     Robert  P.  Johnson,  and  Tumbleweed,   LLC
                     relating  to  the  property  at  1150  North
                     Bridge     Street,     Chillicothe,     Ohio
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on May 12, 1998).

            10.49    First  Amendment  to  Net  Lease
                     Agreement  dated September 3,  1998  between
                     the  Partnership, AEI Real Estate Fund  XVII
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited Partnership, AEI Real  Estate
                     Fund  XV  Limited  Partnership  and  Champps
                     Entertainment,   Inc.   relating   to    the
                     property at 301 West Big Beaver Road,  Troy,
                     Michigan   (incorporated  by  reference   to
                     Exhibit 10.1 of Form 10-QSB filed with the Commission on November 9, 1998).

            10.50    First Amendment to  Net
                     Lease  Agreement  dated  November  20,  1998
                     between  the  Partnership, AEI  Real  Estate
                     Fund  XVIII Limited Partnership,  Robert  P.
                     Johnson and Tumbleweed, LLC relating to  the
                     property   at  1150  North  Bridge   Street,
                     Chillicothe,    Ohio    (incorporated     by
                     reference to Exhibit 10.53 of Form 10-KSB filed with the Commission on March 12,
                     1999).

            10.51    Purchase Agreement  for
                     Fee    Simple    Undivided   Interest    and
                     Assignment  of  Net  Lease  Agreement  dated
                     December  28,  1998 between the  Partnership
                     and  AEI  Real  Estate  Fund  XVIII  Limited
                     Partnership  relating  to  the  property  at
                     6959   East  Broad  Street,  Columbus,  Ohio
                     (incorporated by reference to Exhibit  10.54
                     of Form 10-KSB filed with the Commission on March 12, 1999).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -

                                     Description

            10.52    First Amendment to  Net
                     Lease  Agreement  dated  December  28,  1998
                     between  the  Partnership, AEI  Real  Estate
                     Fund    XVIII   Limited   Partnership    and
                     Tumbleweed, LLC relating to the property  at
                     6959   East  Broad  Street,  Columbus,  Ohio
                     (incorporated by reference to Exhibit  10.55
                     of Form 10-KSB filed with the Commission on March 12, 1999).

            10.53    Purchase   Agreement
                     dated   February   27,  1999   between   the
                     Partnership,  AEI  Real  Estate  Fund  XVIII
                     Limited  Partnership and Terry  Harsha,  Sr.
                     and   Janet  Sue  Harsha  relating  to   the
                     property  at 330 South Wilmot Road,  Tucson,
                     Arizona   (incorporated  by   reference   to
                     Exhibit 10.1 of Form 10-QSB filed with the Commission on May 7, 1999).

            10.54    Property  Co-Tenancy
                     Ownership  Agreement  dated  March  5,  1999
                     between  the  Partnership, AEI  Real  Estate
                     Fund  XVIII  Limited Partnership  and  Terry
                     Harsha, Sr. and Janet Sue Harsha relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on May 7, 1999).

            10.55    Purchase   Agreement
                     dated    March   25,   1999   between    the
                     Partnership  and  the  Eugene  M.   Hamilton
                     Family  Revocable  Trust  relating  to   the
                     property  at 330 South Wilmot Road,  Tucson,
                     Arizona(incorporated   by    reference    to
                     Exhibit 10.3 of Form 10-QSB filed with the Commission on May 7, 1999).

            10.56    Purchase   Agreement
                     dated    March   25,   1999   between    the
                     Partnership and the Tom S. Obata relating to the property at 330 South Wilmot Road, Tucson, Arizona(incorporated by reference to Exhibit 10.4 of Form 10-QSB filed with the Commission on May 7, 1999).

            10.57    Property  Co-Tenancy
                     Ownership  Agreement dated  March  29,  1999
                     between  the Partnership and the  Eugene  M.
                     Hamilton Family Revocable Trust relating to the property at 330 South Wilmot Road, Tucson, Arizona(incorporated by reference to Exhibit 10.5 of Form 10-QSB filed with the Commission on May 7, 1999).

            10.58    Property  Co-Tenancy
                     Ownership  Agreement dated  March  31,  1999
                     between  the  Partnership and Tom  S.  Obata
                     relating  to  the  property  at  300   South
                     Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed with the Commission on May 7, 1999).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -

                                     Description

            10.59    Purchase   Agreement
                     dated June 1, 1999 between the Partnership and John F. Comer & Kitty R. Comer relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on July 30, 1999).

            10.60    Sale  and   Purchase
                     Agreement  and  Escrow  Instructions   dated
                     June  2,  1999 between AEI Fund  Management,
                     Inc.  and  Marie Callender Pie  Shops,  Inc.
                     relating  to  the  property  at  530   North
                     Stephanie    Street,    Henderson,    Nevada
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on July 30, 1999).

            10.61    Property  Co-Tenancy
                     Ownership  Agreement  dated  June  17,  1999
                     between  the Partnership and John  F.  Comer
                     and  Kitty R. Comer relating to the property
                     at  330  South Wilmot Road, Tucson,  Arizona
                     (incorporated by reference to  Exhibit  10.3
                     of Form 10-QSB filed with the Commission on July 30, 1999).

            10.62    First Amendment to Sale
                     and    Purchase   Agreement    and    Escrow
                     Instructions dated July 8, 1999 between  AEI
                     Fund  Management, Inc. and  Marie  Callender
                     Pie Shops, Inc. relating to the property  at
                     530   North   Stephanie  Street,  Henderson,
                     Nevada   (incorporated   by   reference   to
                     Exhibit 10.4 of Form 10-QSB filed with the Commission on July 30, 1999).

            10.63    Assignment of Purchase
                     and  Sale  Agreement and Escrow Instructions
                     dated    July    23,   1999   between    the
                     Partnership, AEI Income & Growth  Fund  XXII
                     Limited    Partnership    and    AEI    Fund
                     Management,  Inc.  and Marie  Callender  Pie
                     Shops, Inc. relating to the property at  530
                     North  Stephanie  Street, Henderson,  Nevada
                     (incorporated by reference to  Exhibit  10.5
                     of Form 10-QSB filed with the Commission on July 30, 1999).

            10.64    Lease Agreement  dated
                     September  28, 1999 between the Partnership,
                     AEI   Income  &  Growth  Fund  XXII  Limited
                     Partnership and Marie Callender  Pie  Shops,
                     Inc.  relating to the property at 530  North
                     Stephanie    Street,    Henderson,    Nevada
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on November 8, 1999).

            27       Financial Data Schedule for
                     period ended December 31, 1999.

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


                           AEI NET LEASE INCOME & GROWTH FUND XIX
                           Limited Partnership
                           By: AEI Fund Management XIX, Inc.
                           Its Managing General Partner



March 10, 2000             By:/s/ Robert P. Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                            Title                        Date


/s/ Robert P. Johnson  President (Principal Executive Officer) March 10, 2000
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer     March 10, 2000
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)