Form 10QSB
period 2000-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2000-05-05
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2000 and December 31, 1999

         Statements for the Periods ended March 31, 2000 and 1999:

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

                          BALANCE SHEET

              MARCH 31, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                    2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   918,038     $   835,832
  Receivables                                        27,373          27,373
                                                 -----------     -----------
      Total Current Assets                          945,411         863,205
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            5,764,703       5,764,703
  Buildings and Equipment                        10,185,520      10,185,520
  Property Acquisition Costs                          7,255           5,269
  Accumulated Depreciation                       (1,665,815)     (1,578,302)
                                                 -----------     -----------
      Net Investments in Real Estate             14,291,663      14,377,190
                                                 -----------     -----------
           Total Assets                         $15,237,074     $15,240,395
                                                 ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    79,690     $    23,346
  Distributions Payable                             362,883         362,702
  Unearned Rent                                      11,625               0
                                                 -----------     -----------
      Total Current Liabilities                     454,198         386,048
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (33,727)        (33,013)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,651 outstanding                            14,816,603      14,887,360
                                                 -----------     -----------
      Total Partners' Capital                    14,782,876      14,854,347
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $15,237,074     $15,240,395
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                      2000           1999

INCOME:
   Rent                                           $   474,379    $   477,781
   Investment Income                                   10,794          9,410
                                                   -----------    -----------
        Total Income                                  485,173        487,191
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             63,099         65,734
   Partnership Administration and Property
      Management - Unrelated Parties                   27,493         26,951
      Depreciation                                     87,513         85,802
                                                   -----------    -----------
        Total Expenses                                178,105        178,487
                                                   -----------    -----------

OPERATING INCOME                                      307,068        308,704

GAIN ON SALE OF REAL ESTATE                                 0        151,045
                                                   -----------    -----------
NET INCOME                                        $   307,068    $   459,749
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $     3,071    $     4,598
   Limited Partners                                   303,997        455,151
                                                   -----------    -----------
                                                  $   307,068    $   459,749
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (20,651 and 20,768 weighted average Units
 outstanding in 2000 and 1999, respectively)      $     14.72    $     21.92
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   307,068   $   459,749

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        87,513        85,802
     Gain on Sale of Real Estate                              0      (151,045)
     Decrease in Receivables                                  0           349
     Increase in Payable to
        AEI Fund Management, Inc.                        56,344        77,611
     Increase in Unearned Rent                           11,625        14,149
                                                      -----------  -----------
        Total Adjustments                               155,482        26,866
                                                      -----------  -----------
        Net Cash Provided By
        Operating Activities                            462,550       486,615
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                            (1,986)       (4,833)
   Proceeds from Sale of Real Estate                          0       447,892
                                                      -----------  -----------
        Net Cash Provided By (Used For)
        Investing Activities                             (1,986)      443,059
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable             181        (4,436)
   Distributions to Partners                           (378,539)     (378,545)
                                                      -----------  -----------
        Net Cash Used For
        Financing Activities                           (378,358)     (382,981)
                                                      -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                82,206       546,693

CASH  AND  CASH  EQUIVALENTS, beginning of  period      835,832       884,555
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS, end of period             $  918,038   $ 1,431,248
                                                      ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $(32,375)   $14,950,621   $14,918,246    20,767.92

  Distributions               (3,785)      (374,760)     (378,545)

  Net Income                   4,598        455,151       459,749
                             ---------   -----------   -----------  ----------
BALANCE, March 31, 1999     $(31,562)   $15,031,012   $14,999,450    20,767.92
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1999  $(33,013)   $14,887,360   $14,854,347    20,651.42

  Distributions               (3,785)      (374,754)     (378,539)

  Net Income                   3,071        303,997       307,068
                             ---------   -----------   -----------  ----------
BALANCE, March 31, 2000     $(33,727)   $14,816,603   $14,782,876    20,651.42
                             =========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2000

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

     The Partnership has incurred net costs of $7,255 related  to the  review  of potential property acquisitions  which  have
     been   capitalized  and  will  be  allocated  to  properties
     acquired in future periods.

     The Partnership owns a 33.0% interest in a Media Play retail store which was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482. MGI experienced financial difficulties and was aggressively restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. A specialist in commercial property leasing has been retained to locate a new tenant for the property. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

     In the third quarter of 1999, the Partnership abandoned a Red Line Burger property in order to avoid ongoing expenses. The remaining Red Line Burger property is vacant and listed for sale or lease. The Partnership recorded a real estate impairment, equal to the net book value of the properties in 1997. The abandonment of the property did not have a material effect on the Partnership's cash flow or financial statements.

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed
     $27,373 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR, that any adjustments to the Lease will be immaterial to the Partnership, and that, ultimately the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding the property's book value.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the three months ended March 31, 2000 and 1999,  the
Partnership  recognized rental income of $474,379  and  $477,781,
respectively.   During the same periods, the  Partnership  earned
investment income of $10,794 and $9,410, respectively.

        The Partnership owns a 33.0% interest in a Media Play retail store which was leased to The Musicland Group, Inc. (MGI) under a Lease Agreement with a primary term of 18 years and annual rental payments of $135,482. MGI experienced financial difficulties and was aggressively restructuring its organization. As part of the restructuring, the Partnership and MGI reached an agreement in December, 1996 in which MGI would buy out and terminate the Lease Agreement by making a payment of $800,000, which is equal to approximately two years' rent. The Partnership's share of such payment was $264,000. A specialist in commercial property leasing has been retained to locate a new tenant for the property. While the property is vacant, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

        In the third quarter of 1999, the Partnership abandoned a Red Line Burger property in order to avoid ongoing expenses. The remaining Red Line Burger property is vacant and listed for sale or lease. The Partnership recorded a real estate impairment, equal to the net book value of the properties in 1997. The abandonment of the property did not have a material effect on the Partnership's cash flow or financial statements.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. If the Lease is assumed, GCR must comply with all Lease terms and any unpaid rent must be paid. If the Lease is rejected, GCR will be required to return possession of the property to the Partnership and past due amounts will be dismissed and the Partnership will be responsible for re-leasing the property. At December 31, 1999, GCR owed $27,373 for rent due prior to the date of the filing for reorganization. An analysis of the operating statements of this property indicate that it is generating profits. It is management's belief that the Lease will be assumed by GCR, that any adjustments to the Lease will be immaterial to the Partnership, and that, ultimately the property will be purchased by a different operator, approved by the bankruptcy court, at a price exceeding the property's book value.

       During the three months ended March 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $63,099 and $65,734, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,493 and $26,951, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2000, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

        During the three months ended March 31, 2000, the Partnership's cash balances increased $82,206 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $486,615 in 1999 to $462,550 in 2000 as the result of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1999, the Partnership generated cash flow from the sale of real estate of $447,892. During the three months ended March 31, 2000 and 1999, the Partnership expended $1,986 and $4,833, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership continued to reinvest the cash generated from property sales.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                            Description

           27    Financial Data Schedule  for  period
                 ended March 31, 2000.

        b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 5, 2000           AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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