Form 10QSB
period 2000-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2000-08-14
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2000

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

                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2000 and December 31, 1999

          Statements for the Periods ended June 30, 2000 and 1999:

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

                          BALANCE SHEET

               JUNE 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)


                             ASSETS

                                                        2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                         $   844,793   $   835,832
  Receivables                                            16,097        27,373
                                                     -----------   -----------
      Total Current Assets                              860,890       863,205
                                                     -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                6,070,659     5,764,703
  Buildings and Equipment                            10,018,915    10,185,520
  Construction in Progress                               16,872             0
  Property Acquisition Costs                                  0         5,269
  Accumulated Depreciation                           (1,749,164)   (1,578,302)
                                                     -----------   -----------
      Net Investments in Real Estate                 14,357,282    14,377,190
                                                     -----------   -----------
           Total  Assets                            $15,218,172   $15,240,395
                                                     ===========   ===========


                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    90,496   $    23,346
  Distributions Payable                                 362,883       362,702
  Unearned Rent                                          11,631             0
                                                     -----------   -----------
      Total Current Liabilities                         465,010       386,048
                                                     -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (34,025)      (33,013)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,651 outstanding                                14,787,187    14,887,360
                                                     -----------   -----------
      Total Partners' Capital                        14,753,162    14,854,347
                                                     -----------   -----------
        Total Liabilities and Partners' Capital     $15,218,172   $15,240,395
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                              Three Months Ended         Six Months Ended
                            6/30/00       6/30/99     6/30/00        6/30/99

INCOME:
   Rent                     $ 465,542   $ 456,083    $ 939,921     $ 933,864
   Investment Income           11,178      14,876       21,972        24,286
                             ---------   ---------    ---------     ---------
        Total Income          476,720     470,959      961,893       958,150
                             ---------   ---------    ---------     ---------

EXPENSES:
   Partnership Administration -
    Affiliates                 60,845      64,658      123,944       130,392
   Partnership Administration
    and Property Management -
    Unrelated Parties          18,302      20,358       45,795        47,309
   Depreciation                87,282      84,395      174,795       170,197
                             ---------   ---------    ---------     ---------
        Total Expenses        166,429     169,411      344,534       347,898
                             ---------   ---------    ---------     ---------

OPERATING INCOME              310,291     301,548      617,359       610,252

GAIN ON SALE OF REAL ESTATE    38,534     120,911       38,534       271,956
                             ---------   ---------    ---------     ---------
NET INCOME                  $ 348,825   $ 422,459    $ 655,893     $ 882,208
                             =========   =========    =========     =========

NET INCOME ALLOCATED:
   General Partners         $   3,488   $   4,224    $   6,559     $   8,822
   Limited Partners           345,337     418,235      649,334       873,386
                             ---------   ---------    ---------     ---------
                            $ 348,825   $ 422,459    $ 655,893     $ 882,208
                             =========   =========    =========     =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (20,651 and 20,768 weighted average
 Units outstanding in 2000 and 1999,
 respectively)              $   16.72   $   20.14    $   31.44     $   42.05
                             =========   =========    =========     =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                         2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   655,893   $   882,208
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       174,795       170,197
     Gain on Sale of Real Estate                        (38,534)     (271,956)
     Decrease in Receivables                             11,276           349
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        67,150        (1,336)
     Increase in Unearned Rent                           11,631         9,744
                                                     -----------   -----------
        Total Adjustments                               226,318       (93,002)
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            882,211       789,206
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (434,536)      (16,694)
   Proceeds from Sale of Real Estate                    318,183       801,641
                                                     -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                           (116,353)      784,947
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable             181        (4,432)
   Distributions to Partners                           (757,078)     (757,096)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (756,897)     (761,528)
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 8,961       812,625

CASH AND CASH EQUIVALENTS, beginning of period          835,832       884,555
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   844,793   $ 1,697,180
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $(32,375)   $14,950,621   $14,918,246    20,767.92

  Distributions               (7,571)      (749,525)     (757,096)

  Net Income                   8,822        873,386       882,208
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1999      $(31,124)   $15,074,482   $15,043,358    20,767.92
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1999  $(33,013)   $14,887,360   $14,854,347    20,651.42

  Distributions               (7,571)      (749,507)     (757,078)

  Net Income                   6,559        649,334       655,893
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 2000      $(34,025)   $14,787,187   $14,753,162    20,651.42
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000

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

                          JUNE 30, 2000
                           (Continued)

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

(3)  Investments in Real Estate -

     Through December 31, 1999, the Partnership sold 57.9926% of its interest in the HomeTown Buffet restaurant in Tucson, Arizona, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,002,998 which resulted in a total net gain of $316,215. The total cost and related accumulated depreciation of the interests sold was $746,589 and $59,806, respectively. For the six months ended June 30, 1999, the net gain was $271,956.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On September 28, 1999, the Partnership purchased a 47% interest in a Marie Callender's restaurant in Henderson, Nevada for $804,911. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $75,905.

     During the three months ended June 30, 2000, the Partnership sold 16.5588% of its interest in the Marie Callender's restaurant in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $318,183, which resulted in a total net gain of $38,534. The total cost and related accumulated depreciation of the interests sold was $283,582 and $3,933, respectively.

     Subsequent to June 30, 2000, the Partnership sold an additional 6.9659% of its interest in the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $134,000, which resulted in a net gain of approximately $16,500.

     On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $176,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the Partnership had advanced $3,764 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $445,900. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $43,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

     On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $257,280. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the Partnership had advanced $13,107 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $612,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $60,000. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bears interest at 9%. The contract for deed assisted the buyer in closing on the property, prior to obtaining long-term financing, and is due on December 1, 2000. The Partnership's share of the net sales proceeds is approximately $793,000, which will result in a gain of approximately $115,000.

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. The Partnership has agreed, as part of a proposed reorganization plan, to reduce the amounts owed by GCR by $13,610 to $13,764. The proposed reorganization plan provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property for approximately $1,100,000.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the  six  months ended June 30, 2000 and  1999,  the
Partnership  recognized rental income of $939,921  and  $933,864,
respectively.   During the same periods, the  Partnership  earned
investment income of $21,972 and $24,286, respectively.

        On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bears interest at 9%. The contract for deed assisted the buyer in closing on the property, prior to obtaining long-term financing, and is due on December 1, 2000. The Partnership's share of the net sales proceeds is approximately $793,000, which will result in a gain of approximately $115,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR is continuing to make the lease payments to the Partnership under the supervision of the bankruptcy court while they develop a reorganization plan. The Partnership has agreed, as part of a proposed reorganization plan, to reduce the amounts owed by GCR by $13,610 to $13,764. The proposed reorganization plan provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property for approximately $1,100,000.

        During the six months ended June 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $123,944 and $130,392, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $45,795 and $47,309, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2000, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2000, the Partnership's cash balances increased $8,961 as the Partnership distributed less cash to the Partners than it generated from operating activities, which was partially offset by net cash used in investing activities. Net cash provided by operating activities increased from $789,206 in 1999 to $882,211 in 2000 mainly as the result of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2000 and 1999, the Partnership generated cash flow from the sale of real estate of $318,183 and $801,641, respectively. During the same periods, the Partnership expended $434,536 and $16,694, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through December 31, 1999, the Partnership sold 57.9926% of its interest in the HomeTown Buffet restaurant in Tucson, Arizona, in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,002,998 which resulted in a total net gain of $316,215. The total cost and related accumulated depreciation of the interests sold was $746,589 and $59,806, respectively. For the six months ended June 30, 1999, the net gain was $271,956.

        On September 28, 1999, the Partnership purchased a 47% interest in a Marie Callender's restaurant in Henderson, Nevada for $804,911. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $75,905.

         During the three months ended June 30, 2000, the Partnership sold 16.5588% of its interest in the Marie Callender's restaurant in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $318,183, which resulted in a total net gain of $38,534. The total cost and related accumulated depreciation of the interests sold was $283,582 and $3,933, respectively.

        Subsequent to June 30, 2000, the Partnership sold an additional 6.9659% of its interest in the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $134,000, which resulted in a net gain of approximately $16,500.

        On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $176,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the
Partnership had advanced $3,764 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $445,900. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $43,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

       On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $257,280. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the Partnership had advanced $13,107 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $612,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $60,000. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.


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

<BULLET>  the effect of tenant defaults; and

<BULLET   the condition of the industries in which  the
          tenants of properties owned by the Partnership operate.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

          10.1   Development   Financing   Agreement
                 dated    May    8,   2000   between    the
                 Partnership,  AEI  Real  Estate  Fund   XV
                 Limited Partnership, AEI Real Estate  Fund
                 XVII  Limited  Partnership, AEI  Income  &
                 Growth  Fund XXII Limited Partnership  and
                 Razzoo's Inc. relating to the property at 11617 Research Boulevard, Austin, Texas.

          10.2   Net  Lease Agreement  dated  May  8,
                 2000  between  the Partnership,  AEI  Real
                 Estate  Fund  XV Limited Partnership,  AEI
                 Real     Estate    Fund    XVII    Limited
                 Partnership,  AEI  Income  &  Growth  Fund
                 XXII  Limited  Partnership  and  Razzoo's,
                 Inc.  relating  to the property  at  11617
                 Research Boulevard, Austin, Texas.

          10.3   Purchase  Agreement  dated  June  1,
                 2000,  between the Partnership, AEI Income
                 & Growth Fund XXII Limited Partnership and Grace Noltensmeier relating to the property at 530 North Stephanie Street,
                 Henderson, Nevada.

          10.4   Property   Co-Tenancy    Ownership
                 Agreement dated June 14, 2000 between  the
                 Partnership    and   Grace    Noltensmeier
                 relating  to  the property  at  530  North
                 Stephanie Street, Henderson, Nevada.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

       a. Exhibits -
                           Description

          10.5  Purchase  Agreement dated  June  12,
                2000  between  the  Partnership,  AEI  Net
                Lease  Income  &  Growth Fund  XX  Limited
                Partnership, AEI Income & Growth Fund  XXI
                Limited  Partnership  and  MAH  Properties
                LLC  relating to the property at  7370  W.
                153rd Street, Apple Valley, Minnesota.

          10.6  Purchase  Agreement dated  June  19,
                2000  between the Partnership  and  Judith
                K.   Westphal   Trust  relating   to   the
                property  at  530 North Stephanie  Street,
                Henderson, Nevada.

          10.7  Property   Co-Tenancy    Ownership
                Agreement dated June 23, 2000 between  the
                Partnership and Judith K. Westphal Trust relating to the property at 530 North
                Stephanie Street, Henderson, Nevada.

          10.8  Development   Financing   Agreement
                dated   June   30,   2000   between    the
                Partnership,  AEI Real Estate  Fund  XVIII
                Limited  Partnership, AEI Income &  Growth
                Fund   23  LLC,  AEI  Private  Net   Lease
                Millennium  Fund  Limited Partnership  and
                Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta,
                Georgia.

          10.9  Net  Lease Agreement dated June  30,
                2000  between  the Partnership,  AEI  Real
                Estate  Fund  XVIII  Limited  Partnership,
                AEI  Income  &  Growth Fund  23  LLC,  AEI
                Private  Net Lease Millennium Fund Limited
                Partnership  and Razzoo's,  Inc.  relating
                to   the  property  at  5970  North  Point
                Parkway, Alpharetta, Georgia.

          10.10 Purchase Agreement  dated  July
                18,  2000 between the Partnership and  The
                Charles   M.   and  Judith   K.   Westfahl
                Community Trust relating to the property at 530 North Stephanie Street, Henderson,
                Nevada.

          10.11 Property  Co-Tenancy  Ownership
                Agreement dated July 24, 2000 between  the
                Partnership and The Charles M. and  Judith
                K.  Westfahl  Community Trust relating  to
                the   property  at  530  North   Stephanie
                Street, Henderson, Nevada.

          27    Financial Data Schedule  for  period
                ended June 30, 2000.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 2, 2000        AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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