Form 10QSB
period 2000-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2000-11-13
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

            For the Quarter Ended:  September 30,2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2000 and December 31, 1999

          Statements for the Periods ended September 30, 2000 and 1999:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                     2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,483,201    $   835,832
  Receivables                                         29,806         27,373
  Short-Term Note Receivable                         660,000              0
                                                  -----------    -----------
      Total Current Assets                         2,173,007        863,205
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             5,643,690      5,764,703
  Buildings and Equipment                          9,122,206     10,185,520
  Construction in Progress                            43,889              0
  Property Acquisition Costs                               0          5,269
  Accumulated Depreciation                        (1,656,513)    (1,578,302)
                                                  -----------    -----------
      Net Investments in Real Estate              13,153,272     14,377,190
                                                  -----------    -----------
           Total  Assets                         $15,326,279    $15,240,395
                                                  ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    80,487    $    23,346
  Distributions Payable                              362,883        362,702
                                                  -----------    -----------
      Total Current Liabilities                      443,370        386,048
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (32,727)       (33,013)
  Limited Partners, $1,000 Unit Value;
  30,000 Units authorized; 21,152 Units issued;
  20,651 outstanding                              14,915,636     14,887,360
                                                  -----------    -----------
      Total Partners' Capital                     14,882,909     14,854,347
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $15,326,279    $15,240,395
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                              Three Months Ended        Nine Months Ended
                             9/30/00      9/30/99     9/30/00       9/30/99

INCOME:
   Rent                    $ 475,743   $ 452,318   $ 1,415,664   $ 1,386,182
   Investment Income          28,208      19,415        50,180        43,701
                            ---------   ---------   -----------   -----------
        Total Income         503,951     471,733     1,465,844     1,429,883
                            ---------   ---------   -----------   -----------

EXPENSES:
   Partnership Administration -
    Affiliates                75,631      57,326       199,575       187,718
   Partnership Administration
    and Property Management -
    Unrelated Parties         21,866      28,285        67,661        75,594
   Depreciation               81,807      83,572       256,602       253,769
                            ---------   ---------   -----------   -----------
        Total Expenses       179,304     169,183       523,838       517,081
                            ---------   ---------   -----------   -----------

OPERATING INCOME             324,647     302,550       942,006       912,802

GAIN ON SALE OF REAL ESTATE  183,639           0       222,173       271,956
                            ---------   ---------   -----------   -----------
NET INCOME                 $ 508,286   $ 302,550   $ 1,164,179   $ 1,184,758
                            =========   =========   ===========   ===========

NET INCOME ALLOCATED:
   General Partners        $   5,083   $   3,026   $    11,642   $    11,848
   Limited Partners          503,203     299,524     1,152,537     1,172,910
                            ---------   ---------   -----------   -----------
                           $ 508,286   $ 302,550   $ 1,164,179   $ 1,184,758
                            =========   =========   ===========   ===========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (20,651 and 20,768 weighted average
 Units outstanding in 2000 and 1999,
 respectively)             $   24.37   $   14.43   $     55.81   $     56.48
                            =========   =========   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $ 1,164,179    $ 1,184,758

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      256,602        253,769
     Gain on Sale of Real Estate                      (222,173)      (271,956)
     (Increase) Decrease in Receivables                 (2,433)           349
     Increase in Payable to
        AEI Fund Management, Inc.                       57,141         34,638
                                                    -----------    -----------
        Total Adjustments                               89,137         16,800
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                         1,253,316      1,201,558
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (461,727)      (803,548)
   Proceeds from Sale of Real Estate                   991,216        801,641
                                                    -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                           529,489         (1,907)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable            181         (4,312)
   Distributions to Partners                        (1,135,617)    (1,135,646)
                                                    -----------    -----------
        Net Cash Used For
          Financing Activities                      (1,135,436)    (1,139,958)
                                                    -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                647,369         59,693

CASH AND CASH EQUIVALENTS, beginning of period         835,832        884,555
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,483,201    $   944,248
                                                    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
   Note Receivable Acquired in Sale of Property    $   660,000
                                                    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                   Units
                             Partners     Partners      Total    Outstanding


BALANCE, December 31, 1998  $(32,375)   $14,950,621   $14,918,246   20,767.92

  Distributions              (11,356)    (1,124,290)   (1,135,646)

  Net Income                  11,848      1,172,910     1,184,758
                             --------    -----------   -----------  ----------
BALANCE, September 30, 1999 $(31,883)   $14,999,241   $14,967,358   20,767.92
                             ========    ===========   ===========  ==========


BALANCE, December 31, 1999  $(33,013)   $14,887,360   $14,854,347   20,651.42

  Distributions              (11,356)    (1,124,261)   (1,135,617)

  Net Income                  11,642      1,152,537     1,164,179
                             --------    -----------   -----------  ----------
BALANCE, September 30, 2000 $(32,727)   $14,915,636   $14,882,909   20,651.42
                             ========    ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

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

                       SEPTEMBER 30, 2000
                           (Continued)

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

(3)  Short-Term Note Receivable -

     On August 2, 2000, the Partnership received a Contract for Deed from an affiliate of the buyer of the Media Play store in Apple Valley, Minnesota. The Note bears interest at 9% and is due December 2, 2000. The Note is secured by the land, building and equipment. As of September 30, 2000, the Partnership's share of outstanding principal due on the Note is $660,000.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(4)  Investments in Real Estate -

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

     During the six months ended September 30, 2000, the Partnership sold 44.4225% of its interest in the Marie Callender's restaurant in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $853,753, which resulted in a total net gain of $104,899. The total cost and related accumulated depreciation of the interests sold was $760,769 and $11,915, respectively.

     On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $176,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the Partnership had advanced $30,782 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $445,900. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $43,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $257,280. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the Partnership had advanced $13,107 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $612,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $60,000. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

     On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bears interest at 9%. The contract for deed assisted the buyer in closing on the property, prior to obtaining long-term financing, and is due on December 2, 2000. The Partnership's share of the net sale proceeds was $796,514, which resulted in a net gain of $116,325. At the time of sale, the cost and related accumulated depreciation was $794,267 and $114,078.

     In the third quarter of 1999, the Partnership abandoned a Red Line Burger property in order to avoid ongoing expenses. The remaining Red Line Burger property was vacant and listed for sale or lease. The Partnership recorded a real estate impairment, equal to the net book value of the properties in 1997. On July 5, 2000, the remaining Red Line Burger property was sold to an unrelated third party. The Partnership received net sale proceeds of $949, which resulted in a net gain of $949. The abandonment and sale of the two properties did not have a material effect on the Partnership's cash flow or financial statements.

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of approximately
     $1,100,000,  which resulted in a net gain  of  approximately
     $200,000.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2000 and 1999, the Partnership recognized rental income of $1,415,664 and
$1,386,182, respectively. During the same periods, the Partnership earned investment income of $50,180 and $43,701, respectively. In 2000, rental income increased mainly as a result of additional rent received from three property acquisitions in 2000 and 1999 and rent increases on twelve properties. These increases in rental income were partially offset by a decrease in rental income due to property sales discussed below.

        In the third quarter of 1999, the Partnership abandoned a Red Line Burger property in order to avoid ongoing expenses. The remaining Red Line Burger property was vacant and listed for sale or lease. The Partnership recorded a real estate impairment, equal to the net book value of the properties in 1997. On July 5, 2000, the remaining Red Line Burger property was sold to an unrelated third party. The Partnership received net sale proceeds of $949, which resulted in a net gain of $949. The abandonment and sale of the two properties did not have a material effect on the Partnership's cash flow or financial statements.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of approximately
$1,100,000,  which  resulted  in  a  net  gain  of  approximately
$200,000.

        During the nine months ended September 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $199,575 and $187,718, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $67,661 and $75,594, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of September 30, 2000, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2000, the Partnership's cash balances increased $647,369 as a result of cash generated from the sale of property and the Partnership distributed less cash to the Partners than it generated from operating activities. These increases were partially offset by net cash used to purchase additional property. Net cash provided by operating activities increased from $1,201,558 in 1999 to $1,253,316 in 2000 mainly as the result of an increase in total income in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2000 and 1999, the Partnership generated cash flow from the sale of real estate of $991,216 and $801,641, respectively. During the same periods, the Partnership expended $461,727 and $803,548, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        During the six months ended September 30, 2000, the Partnership sold 44.4225% of its interest in the Marie Callender's restaurant in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $853,753, which resulted in a total net gain of $104,899. The total cost and related accumulated depreciation of the interests sold was $760,769 and $11,915, respectively.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bears interest at 9%. The contract for deed assisted the buyer in closing on the property, prior to obtaining long-term financing, and is due on December 2, 2000. The Partnership's share of the net sale proceeds was $796,514, which resulted in a net gain of $116,325. At the time of sale, the cost and related accumulated depreciation was $794,267 and $114,078.

        On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $176,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the Partnership had advanced $30,782 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $445,900. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $43,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

       On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $257,280. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the Partnership had advanced $13,107 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $612,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $60,000. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On October 1, 2000, fifteen Limited Partners redeemed a total of 128.5 Partnership Units for $80,384 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of thirty-three Limited Partners redeemed 500.5 Partnership Units for $362,316. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

         the effect of tenant defaults; and

         the condition of the industries in which the tenants of properties owned by the Partnership operate.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.   Exhibits -
                           Description

            10.1  Purchase  Agreement dated  July  10,
                  2000,  between the Partnership, AEI Income
                  & Growth Fund XXII Limited Partnership and Shigemi Miya Family Protection Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada.

            10.2  Purchase Agreement dated August  10,
                  2000    between   the   Partnership    and
                  Cheeseman Family Revocable Living Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada.

            10.3  Property   Co-Tenancy    Ownership
                  Agreement  dated August 21,  2000  between
                  the   Partnership  and  Cheeseman   Family
                  Revocable Living Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada.

            10.4  Property   Co-Tenancy    Ownership
                  Agreement dated August 21, 2000 between the Partnership and Shigemi Miya Family Protection Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada.

            10.5  Asset   Purchase  Agreement   dated
                  September    18,    2000    between    the
                  Partnership     and     Southern     River
                  Restaurants, LLC relating to the  property
                  at   Highway   190  and  I-12,  Covington,
                  Louisiana.

            27    Financial Data Schedule  for  period
                  ended September 30, 2000.

       b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 2000      AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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