Form 10KSB
period 2000-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2001-03-30
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 2000

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

                         Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2000 were $1,972,175.

As of February 28, 2001, there were 20,517.80 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,517,800.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        Through December 31, 1999, the Partnership sold 57.9926% of the HomeTown Buffet restaurant in Tucson, Arizona, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,002,998, which resulted in a total net gain of $316,215. The total cost and related accumulated depreciation of the interests sold was $746,589 and $59,806, respectively. For the year ended December 31, 1999, the net gain was $271,956.

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

        During 2000, the Partnership sold 44.4225% of the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $853,753, which resulted in a total net gain of $104,899. The total cost and related accumulated depreciation of the interests sold was $760,769 and $11,915, respectively.

        On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bore interest at 9%. On January 16, 2001, the Partnership received its share of the outstanding principal and accrued interest on the Note. The Partnership's share of the net sale proceeds was $796,514, which resulted in a net gain of $116,325. At the time of sale, the cost and related accumulated depreciation was $794,267 and $114,078.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,112,386, which resulted in a net gain of $211,899. At the time of sale, the cost and related accumulated depreciation was $1,099,085 and $198,598.

        On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $169,502. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Effective October 4, 2000, the annual rent was increased to $17,238. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $166,911 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $445,900. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $43,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $253,293. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Effective November 26, 2000, the annual rent was increased to $25,085. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $116,153 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $612,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $60,000. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        On February 2, 2001, the Partnership purchased a 52% interest in a parcel of land in San Antonio, Texas for $401,440. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,151. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,183,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $124,000. The remaining interest in the property is owned by AEI Income & Growth Fund 23 LLC, an affiliate of the Partnership.

Major Tenants

        During 2000, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 49% of the Partnership's total rental revenue in 2000. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2000 and future years. In addition, three business concepts, Taco Cabana and Applebee's restaurants and Garden Ridge retail store, each accounted for more than ten percent of the Partnership's total rental revenue during 2000. It is anticipated that these business concepts will continue to account for more than ten percent of the Partnership's total rental revenue in 2001 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2000.


                              Total Property                Annual     Annual
                    Purchase    Acquisition                 Lease     Rent Per
  Property            Date        Costs       Lessee        Payment    Sq. Ft.

Taco Cabana Restaurant
 Houston, TX                                Texas Taco
 (38.2362%)          7/31/91   $  547,322   Cabana L.P.     $  86,989  $61.17

Taco Cabana Restaurant                      Texas Taco
 San Antonio, TX     3/16/92   $1,147,274   Cabana L.P.     $ 195,096  $71.73

Taco Cabana Restaurant
 Waco, TX                                   Texas Food
 (2.4058%)            5/1/92   $   19,720    Concepts       $   3,021  $45.46

Applebee's Restaurant
 Aurora, CO                                    RCI
 (3.3979%)          12/22/92   $   44,782   West, Inc.      $   6,709  $42.93

Applebee's Restaurant                        Gourmet
 Crestwood, MO       4/14/93   $  803,418  Systems, Inc.    $ 121,029  $24.13

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                              Total Property                Annual     Annual
                    Purchase    Acquisition                 Lease     Rent Per
  Property            Date        Costs       Lessee        Payment    Sq. Ft.

Applebee's Restaurant
 Crestview Hills, KY                          Thomas
 (1.1054%)           6/15/93   $   14,039  and King, Inc.   $   2,106  $34.97

HomeTown Buffet Restaurant
 Tucson, AZ                                Summit Family
 (2.2074%)           6/16/93   $   28,418 Restaurants, Inc. $   4,106  $19.33

Applebee's Restaurant
 Temple Terrace, FL                       Casual Restaurant
 (9.0963%)           10/1/93   $   96,262 Concepts II, Inc. $  15,375  $36.43

Applebee's Restaurant                           WCM
 Beaverton, OR       12/2/93   $1,760,079  Oregon, L.L.C.   $ 254,610  $50.92

Denny's                                   Apple Investment
 Apple Valley, CA     5/2/94   $1,177,655   Group, Inc.     $ 183,004  $35.29

Garden Ridge Retail Store
 Pineville, NC                                Garden
 (40.75%)            3/28/96   $3,615,378   Ridge L.P.      $ 383,973  $ 6.65

Party City Retail Store                    Party City of
 Gainesville, GA    12/18/97   $1,435,309  Atlanta, Inc.    $ 156,782  $14.89

Champps
 Americana Restaurant                        Champps
 Troy, MI                                   Operating
 (23.95%)             9/3/98   $1,181,185  Corporation      $ 122,605  $46.16

Tumbleweed Restaurant
 Chillicothe, OH
 (40.0%)            11/20/98   $  505,225 Tumbleweed, Inc.  $  53,004  $24.17

Tumbleweed Restaurant
 Columbus, OH
 (60.0%)            12/28/98   $  823,496 Tumbleweed, Inc.  $  84,764  $25.77

Marie Callender's Restaurant                  Marie
 Henderson, NV                              Callender
 (2.5775%)           9/28/99   $   44,142  Pie Shops, Inc.  $   4,163  $26.85

Razzoo's Restaurant
 Austin, TX
 (13.0%)                                     Razzoo's,
 (land only) (1)      5/8/00   $  169,502     Inc.          $  17,238  $13.53

Razzoo's Restaurant
 Alpharetta, GA
 (16.0%)                                     Razzoo's,
 (land only) (1)     6/30/00   $  253,293     Inc.          $  25,085  $19.37


(1) Restaurant was under construction as of December 31, 2000.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Taco Cabana restaurant in Houston, Texas is owned by AEI Real Estate Fund 86-A Limited Partnership. The remaining interests in the Garden Ridge retail store are owned by AEI Net Lease Income & Growth Fund XX and AEI Income & Growth Fund XXI Limited Partnerships. The remaining interests in the Champps Americana restaurant are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership. The remaining interest in the Tumbleweed restaurant in Columbus, Ohio is owned by AEI Real Estate Fund XVIII Limited Partnership. The remaining interests in the Razzoo's restaurant in Austin, Texas are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Razzoo's restaurant in Alpharetta, Georgia are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI
Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Marie Callender's restaurant, the HomeTown Buffet restaurant, the Taco Cabana restaurant in Waco, Texas, and the Applebee's restaurants in Aurora, Colorado, Crestview Hills, Kentucky and Temple Terrace, Florida are owned by unrelated third parties.

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

        The initial Lease terms are for 20 years except for the Marie Callender's, Tumbleweed, Razzoo's and Taco Cabana restaurants, and the Party City retail store, which have lease terms of 15 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed, Razzoo's and Taco Cabana restaurants, the Applebee's restaurants in Aurora, Colorado and Temple Terrace, Florida, and the Denny's and HomeTown Buffet restaurants which have renewal options that may extend the Lease term an additional 10 years and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 or 39 years, depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        During the last five years or since the date of purchase, if purchased after December 31, 1995, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2000, there were 1,460 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2000, fifteen Limited Partners redeemed a total of
128.5 Partnership Units for $80,384 in accordance with the Partnership Agreement. In prior years, a total of thirty-three Limited Partners redeemed 500.5 Partnership Units for $362,316. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $16,080 and $15,922 were made to the General Partners and $1,511,527 and $1,499,044 were made to the Limited Partners in 2000 and 1999, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2000 and 1999, the Partnership recognized rental income of $1,869,473 and
$1,859,258, respectively. During the same periods, the Partnership earned investment income of $102,702 and $54,389, respectively. In 2000, rental income increased mainly as a result of additional rent received from three property acquisitions in 2000 and 1999 and rent increases on twelve properties. These increases in rental income were partially offset by a decrease in rental income due to property sales discussed below.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,112,386, which resulted in a net gain of $211,899. At the time of sale, the cost and related accumulated depreciation was $1,099,085 and $198,598.

        During the years ended December 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $241,198 and $225,879, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $77,033 and $90,059, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2000, the Partnership's annualized cash distribution rate was 7.75%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

       During the year ended December 31, 2000, the Partnership's cash balances increased $1,505,850 as a result of cash generated from the sale of property and the Partnership distributed less cash to the Partners than it generated from operating activities. These increases were partially offset by net cash used to purchase additional property. Net cash provided by operating activities increased from $1,556,208 in 1999 to $1,694,422 in 2000 mainly as the result of an increase in total income in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2000 and 1999, the Partnership generated cash flow from the sale of real estate of $2,103,602 and $801,641, respectively. During the same periods, the Partnership expended $700,590 and $810,180, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

        Through December 31, 1999, the Partnership sold 57.9926% of the HomeTown Buffet restaurant in Tucson, Arizona, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,002,998, which resulted in a total net gain of $316,215. The total cost and related accumulated depreciation of the interests sold was $746,589 and $59,806, respectively. For the year ended December 31, 1999, the net gain was $271,956.

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

        During 2000, the Partnership sold 44.4225% of the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $853,753, which resulted in a total net gain of $104,899. The total cost and related accumulated depreciation of the interests sold was $760,769 and $11,915, respectively.

        On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bore interest at 9%. On January 16, 2001, the Partnership received its share of the outstanding principal and accrued interest on the Note. The Partnership's share of the net sale proceeds was $796,514, which resulted in a net gain of $116,325. At the time of sale, the cost and related accumulated depreciation was $794,267 and $114,078.

        On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $169,502. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Effective October 4, 2000, the annual rent was increased to $17,238. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $166,911 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $445,900. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $43,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $253,293. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Effective November 26, 2000, the annual rent was increased to $25,085. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $116,153 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $612,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $60,000. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        On February 2, 2001, the Partnership purchased a 52% interest in a parcel of land in San Antonio, Texas for $401,440. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,151. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,183,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $124,000. The remaining interest in the property is owned by AEI Income & Growth Fund 23 LLC, an affiliate of the Partnership.

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

        During 2000, fifteen Limited Partners redeemed a total of
128.5 Partnership Units for $80,384 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of thirty-three Limited Partners redeemed 500.5 Partnership Units for $362,316. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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






   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2000 and 1999

Statements for the Years Ended December 31, 2000 and 1999:

     Operations

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                             /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2001                 Certified Public Accountants

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                  2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 2,341,682    $   835,832
  Receivables                                      25,614         27,373
  Short-Term Note Receivable                      656,040              0
                                               -----------    -----------
      Total Current Assets                      3,023,336        863,205
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          5,284,857      5,764,703
  Buildings and Equipment                       8,381,642     10,185,520
  Construction in Progress                        283,064              0
  Property Acquisition Costs                            0          5,269
  Accumulated Depreciation                     (1,531,630)    (1,578,302)
                                               -----------    -----------
      Net Investments in Real Estate           12,417,933     14,377,190
                                               -----------    -----------
           Total  Assets                      $15,441,269    $15,240,395
                                               ===========    ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    62,065    $    23,346
  Distributions Payable                           375,149        362,702
                                               -----------    -----------
      Total Current Liabilities                   437,214        386,048
                                               -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                (31,516)       (33,013)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,523 and 20,651 Units outstanding in
   2000 and 1999, respectively                 15,035,571     14,887,360
                                               -----------    -----------
    Total Partners' Capital                    15,004,055     14,854,347
                                               -----------    -----------
      Total Liabilities and Partners' Capital $15,441,269    $15,240,395
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31


                                                    2000          1999

INCOME:
  Rent                                          $ 1,869,473    $ 1,859,258
  Investment Income                                 102,702         54,389
                                                 -----------    -----------
      Total Income                                1,972,175      1,913,647
                                                 -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates           241,198        225,879
  Partnership Administration and Property
     Management - Unrelated Parties                  77,033         90,059
  Depreciation                                      330,317        341,282
                                                 -----------    -----------
      Total Expenses                                648,548        657,220
                                                 -----------    -----------

OPERATING INCOME                                  1,323,627      1,256,427

GAIN ON SALE OF REAL ESTATE                         434,072        271,956
                                                 -----------    -----------
NET INCOME                                      $ 1,757,699    $ 1,528,383
                                                 ===========    ===========

NET INCOME ALLOCATED:
  General Partners                              $    17,577    $    15,284
  Limited Partners                                1,740,122      1,513,099
                                                 -----------    -----------
                                                $ 1,757,699    $ 1,528,383
                                                 ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (20,619 and 20,739 weighted average Units
 outstanding in 2000 and 1999, respectively.)   $     84.39    $     72.96
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                     2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                     $ 1,757,699     $ 1,528,383

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                   330,317         341,282
     Gain on Sale of Real Estate                   (434,072)       (271,956)
     Decrease in Receivables                          1,759             349
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    38,719         (41,850)
                                                 -----------     -----------
       Total Adjustments                            (63,277)         27,825
                                                 -----------     -----------
       Net Cash Provided By
           Operating Activities                   1,694,422       1,556,208
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                       (700,590)       (810,180)
  Proceeds from Sale of Real Estate               2,103,602         801,641
  Payments Received on Short-Term
    Notes Receivable                                  3,960               0
                                                 -----------     -----------
       Net Cash Provided By (Used For)
           Investing Activities                   1,406,972          (8,539)
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable       12,447          (4,110)
  Distributions to Partners                      (1,526,795)     (1,514,185)
  Redemption Payments                               (81,196)        (78,097)
                                                 -----------     -----------
       Net Cash Used For
         Financing Activities                    (1,595,544)     (1,596,392)
                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           1,505,850         (48,723)

CASH AND CASH EQUIVALENTS, beginning of period      835,832         884,555
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period        $ 2,341,682     $   835,832
                                                 ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Note Receivable Acquired in Sale of Property  $   660,000
                                                 ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1998  $(32,375)  $14,950,621   $14,918,246   20,767.92

  Distributions              (15,141)   (1,499,044)   (1,514,185)

  Redemption Payments           (781)      (77,316)      (78,097)    (116.50)

  Net Income                  15,284     1,513,099     1,528,383
                             ---------  -----------   ----------- -----------
BALANCE, December 31, 1999   (33,013)   14,887,360    14,854,347   20,651.42

  Distributions              (15,268)   (1,511,527)   (1,526,795)

  Redemption Payments           (812)      (80,384)      (81,196)    (128.50)

  Net Income                  17,577     1,740,122     1,757,699
                             ---------  -----------   ----------- -----------
BALANCE, December 31, 2000  $(31,516)  $15,035,571   $15,004,055   20,522.92
                             =========  ===========   =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited primarily in one financial institution and at times during the year it may exceed FDIC insurance limits.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

(3)  Related Party Transactions -

     The Partnership owns a 38.2362% interest in a Taco Cabana restaurant in Houston, Texas. The remaining interest in the property is owned by AEI Real Estate Fund 86-A Limited Partnership, an affiliate of the Partnership. The Partnership owns a 2.2074% interest in a HomeTown Buffet restaurant. The remaining interests in this property are owned by unrelated third parties. AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, owned a 24.0% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 1999. The Partnership owns a 40.75% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 23.95% interest in a Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership. The Partnership owns a 40.0% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by the Individual General Partner and AEI Real Estate Fund XVIII Limited Partnership. The Partnership owns a 60.0% interest in a Tumbleweed restaurant in Columbus, Ohio. The remaining interest in this property is owned by AEI Real Estate Fund XVIII Limited Partnership. The Partnership owns a 2.5775% interest in a Marie Callender's restaurant. The remaining interests in this property are owned by unrelated third parties. AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership, owned a 53.0% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2000. The Partnership owns a 13.0% interest in a Razzoo's restaurant in Austin, Texas. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership. The Partnership owns a 16.0% interest in a Razzoo's restaurant in Alpharetta, Georgia. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owns a 52.0% interest in a Johnny Carino's restaurant in San Antonio, Texas. The remaining interest in this property are owned by AEI Income & Growth Fund 23 LLC. The Partnership owned a 33.0% interest in a Media Play retail store. The remaining interests in this property were owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                      Total Incurred by the Partnership
                                       for the Years Ended December 31

                                                  2000          1999
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 241,198     $ 225,879
                                                ========      ========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  77,033     $  90,059
                                                ========      ========

c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $24,597 and $21,385
  for 2000 and 1999, respectively.             $ (16,554)    $   1,780
                                                ========      ========

d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $  38,220     $  48,790
                                                ========      ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Short-Term Note Receivable -

     On August 2, 2000, the Partnership received a Contract for Deed from an affiliate of the buyer of the Media Play store in Apple Valley, Minnesota. The Note bore interest at 9%
     and was secured by the land, building and equipment. As of December 31, 2000, the Partnership's share of outstanding principal due on the Note was $656,040. On January 16, 2001, the Partnership received the outstanding principal and accrued interest on the Note.

(5)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Marie Callender's, Tumbleweed, Razzoo's and Taco Cabana restaurants, and the Party City retail store, which have Lease terms of 15 years, and the Johnny Carino's restaurant which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed, Razzoo's and Taco Cabana restaurants, the Applebee's restaurants in Aurora, Colorado and Temple
     Terrace, Florida, and the Denny's and HomeTown Buffet restaurants which have renewal options that may extend the Lease term an additional 10 years and the Garden Ridge retail store which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The Taco Cabana restaurant in Houston, Texas was constructed in 1987 and acquired in 1991. The Denny's restaurant was constructed and acquired in 1994. The Garden Ridge retail store was constructed and acquired in 1996. The Party City retail store was constructed and acquired in 1997. The Champps Americana and Tumbleweed restaurants were constructed and acquired in 1998. The Marie Callender's restaurant was constructed in 1998, and acquired in 1999. The land for the two Razzoo's restaurants was acquired in 2000 and construction of the restaurants will be completed in 2001. The remaining properties were constructed and acquired in either 1992 or 1993. There have been no costs capitalized as improvements subsequent to the acquisitions.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(5)  Investments in Real Estate - (Continued)

     For those properties in the table below which do not have land costs, the lessee has entered into land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at December 31, 2000 are as follows:

                                          Buildings and           Accumulated
     Property                      Land     Equipment      Total  Depreciation

Taco Cabana, Houston, TX      $   334,414 $  212,908  $   547,322  $   66,830
Taco Cabana, San Antonio, TX      598,533    548,741    1,147,274     167,334
Taco Cabana, Waco, TX               7,788     11,932       19,720       3,548
Applebee's, Aurora, CO             15,969     28,813       44,782       8,441
Applebee's, Crestwood, MO               0    803,418      803,418     218,108
Applebee's, Crestview Hills, KY     4,490      9,549       14,039       2,520
HomeTown Buffet, Tucson, AZ        15,314     13,104       28,418       3,294
Applebee's, Temple Terrace, FL     44,568     51,694       96,262      13,912
Applebee's, Beaverton, OR         636,972  1,123,107    1,760,079     281,635
Denny's, Apple Valley, CA         461,013    716,642    1,177,655     167,702
Garden Ridge, Pineville, NC     1,171,849  2,443,529    3,615,378     386,892
Party City, Gainesville, GA       642,964    792,345    1,435,309      87,347
Champps Americana, Troy, MI       381,640    799,545    1,181,185      64,768
Tumbleweed, Chillicothe, OH       206,725    298,500      505,225      22,617
Tumbleweed, Columbus, OH          321,614    501,882      823,496      35,601
Marie Callender's, Henderson, NV   18,209     25,933       44,142       1,081
Razzoo's, Austin, TX              169,502          0      169,502           0
Razzoo's, Alpharetta, GA          253,293          0      253,293           0
                               ----------- ----------  -----------  ---------
                              $ 5,284,857 $8,381,642  $13,666,499  $1,531,630
                               =========== ==========  ===========  =========

     Through December 31, 1999, the Partnership sold 57.9926% of the HomeTown Buffet restaurant in Tucson, Arizona, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,002,998, which resulted in a total net gain of $316,215. The total cost and related accumulated depreciation of the interests sold was $746,589 and $59,806, respectively. For the year ended December 31, 1999, the net gain was $271,956.

     On September 28, 1999, the Partnership purchased a 47% interest in a Marie Callender's restaurant in Henderson, Nevada for $804,911. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $75,905.

     During 2000, the Partnership sold 44.4225% of the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $853,753, which resulted in a total net gain of $104,899. The total cost and related accumulated depreciation of the interests sold was $760,769 and $11,915, respectively.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(5)  Investments in Real Estate - (Continued)

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

     On August 2, 2000, the Media Play store was sold to an unrelated third party for $2,500,000. The sale agreement required $500,000 in cash and a $2,000,000 contract for deed, which bore interest at 9%. On January 16, 2001, the Partnership received its share of the outstanding principal and accrued interest on the Note. The Partnership's share of the net sale proceeds was $796,514, which resulted in a net gain of $116,325. At the time of sale, the cost and related accumulated depreciation was $794,267 and $114,078.

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provides for the Lease to be assumed by GCR and assigned to another operator who will purchase the property. The reorganization plan also provides for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,112,386, which resulted in a net gain of $211,899. At the time of sale, the cost and related accumulated depreciation was $1,099,085 and $198,598.

     On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $169,502. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Effective October 4, 2000, the annual rent was increased to $17,238. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $166,911 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $445,900. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $43,000.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(5)  Investments in Real Estate - (Continued)

     On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $253,293. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Effective November 26, 2000, the annual rent was increased to $25,085. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $116,153 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $612,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $60,000.

     On  February  2,  2001,  the  Partnership  purchased  a  52%
     interest in a parcel of land in San Antonio, Texas for $401,440. The land is leased to Kona Restaurant Group, Inc.
     (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,151. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,183,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $124,000.

     The Partnership owns a 2.4058% interest in a Taco Cabana restaurant in Waco, Texas, a 3.3979% interest in an
     Applebee's restaurant in Aurora, Colorado, a 1.1054% interest in an Applebee's restaurant in Crestview, Kentucky, and a 9.0963% interest in an Applebee's restaurant in Temple Terrace, Florida. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2000 are as follows:

                       2001             $ 1,736,070
                       2002               1,763,500
                       2003               1,785,394
                       2004               1,814,434
                       2005               1,838,044
                       Thereafter        15,045,939
                                         -----------
                                        $ 23,983,381
                                         ===========

     There were no contingent rents recognized in 2000 or 1999.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 2000       1999
          Tenants             Industry

     Garden Ridge L.P.       Retail           $ 383,973   $ 383,973
     Texas Taco Cabana L.P.  Restaurant         278,719     269,947
     WCM Oregon, L.L.C.      Restaurant         254,610     246,000
                                               ---------   ---------

     Aggregate rent revenue of major tenants  $ 917,302   $ 899,920
                                               =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              49%         48%
                                               =========   =========

(7)  Partners' Capital -

     Cash distributions of $16,080 and $15,922 were made to the General Partners and $1,511,527 and $1,499,044 were made to the Limited Partners for the years ended December 31, 2000 and 1999, respectively. The Limited Partners' distributions represent $73.31 and $72.28 per Limited Partnership Unit outstanding using 20,619 and 20,739 weighted average Units in 2000 and 1999, respectively. The distributions represent $73.31 and $69.22 per Unit of Net Income and $-0- and $3.06 per Unit of return of contributed capital in 2000 and 1999, respectively.

     Distributions of Net Cash Flow to the General Partners during 2000 and 1999 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During  2000, fifteen Limited Partners redeemed a  total  of
     128.5 Partnership Units for $80,384 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1999, nine Limited Partners redeemed a total of 116.5 Partnership Units for $77,316. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(7)  Partners' Capital - (Continued)

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $973.93 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               2000         1999

     Net Income for Financial
      Reporting Purposes                    $1,757,699   $1,528,383

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        30,480       10,621

     Amortization of Start-Up and
      Organization Costs                             0       (1,869)

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain
      for Financial Reporting Purposes        (801,666)    (230,373)
                                             -----------  -----------
           Taxable Income to Partners       $  986,513   $1,306,762
                                             ===========  ===========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                2000          1999

     Partners' Capital for
       Financial  Reporting Purposes        $15,004,055    $14,854,347

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                         60,011        831,198

     Capitalized Start-Up Costs
      Under Section 195                         258,641        258,641

     Amortization of Start-Up and
      Organization Costs                       (264,641)      (264,641)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes        3,018,278      3,018,278
                                             -----------    -----------
           Partners' Capital for
               Tax  Reporting Purposes      $18,076,344    $18,697,823
                                             ===========    ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                    2000                   1999
                           Carrying      Fair     Carrying      Fair
                            Amount       Value     Amount       Value

     Cash                 $      572  $      572   $     706  $     706
     Money Market Funds    2,341,110   2,341,110     835,126    835,126
                           ----------  ----------   ---------  ---------
       Total Cash and
         Cash Equivalents $2,341,682  $2,341,682   $ 835,832  $ 835,832
                           ==========  ==========   =========  =========

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

        Robert P. Johnson, age 56, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December, 2001. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen limited partnerships.

        Mark E. Larson, age 48, is Executive Vice President, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December, 2001. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2001:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XIX, Inc.            0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                       5.12          *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                           0            0%
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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2000.

Person or Entity                                  Amount Incurred From
 Receiving                Form and Method      Inception (September 14, 1990)
Compensation              of Compensation          To December 31, 2000

AEI Securities, Inc.   Selling Commissions equal          $2,115,193
                       to 7% of proceeds plus a 3%
                       nonaccountable expense allowance,
                       most of which was reallowed to
                       Participating Dealers.

General Partners and   Reimbursement at Cost for other    $  903,786
Affiliates             Organization and Offering Costs.

General Partners and   Reimbursement at Cost for all      $  546,573
                       Acquisition Expenses

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

Person or Entity                                  Amount Incurred From
 Receiving                Form and Method      Inception (September 14, 1990)
Compensation              of Compensation          To December 31, 2000

General Partners and   Reimbursement at Cost for all      $2,358,625
Affiliates             Administrative Expenses
                       attributable to the Fund, including
                       all expenses related to management
                       of the Fund's properties and all
                       other transfer agency, reporting,
                       partner relations and other
                       administrative functions.

General Partners and   Reimbursement at Cost for all      $  615,742
Affiliates             expenses related to the
                       disposition of the Fund's
                       properties.

General Partners       1% of Net Cash Flow in any fiscal  $  144,892
                       year until the Limited Partners
                       have received annual, non-cumulative
                       distributions of Net Cash Flow  equal
                       to 10% of their Adjusted Capital
                       Contributions and 10% of any
                       remaining Net Cash Flow in such
                       fiscal year.

General Partners       1% of distributions of Net         $   11,758
                       Proceeds of Sale until Limited
                       Partners have received an amount
                       equal to (a) their Adjusted
                       Capital Contributions,  plus
                       (b) an amount equal to 12% of
                       their Adjusted Capital Contributions
                       per annum, cumulative but not
                       compounded, to the extent not
                       previously distributed.
                       10%  of  distributions of Net
                       Proceeds of Sale there-after.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2000, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

          A. Exhibits -
                                Description

3.1 Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-11 filed on October 10, 1990 [File No. 33-37239]).

3.2   Limited   Partnership   Agreement   (incorporated   by
      reference to Exhibit 3.2 of the registrant's Registration Statement on Form S-11 filed on October 10, 1990 [File No. 33-37239]).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -
                                Description

10.1 Net Lease Agreement dated March 16, 1992 between the Partnership and Taco Cabana, Inc. relating to the property at 6040 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-11 filed on June 15, 1992 [File No. 33-37239]).

10.2 Net Lease Agreement dated July 31, 1991 between the Partnership and Taco Cabana, Inc. relating to the property at 700 North Loop West IH-610, Houston, Texas (incorporated by reference to Exhibit 10.2 of Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-11 filed on June 15, 1992 [File No. 33-37239]).

10.3 Net Lease Agreement dated May 1, 1992 between the Partnership and Taco Cabana, Inc. relating to the property at 825 South 6th Street, Waco, Texas (incorporated by reference to Exhibit 10.3 of Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-11 filed on June 15, 1992 [File No. 33-37239]).

10.4 Net Lease Agreement dated December 22, 1992 between the Partnership and RCI West, Inc. relating to the property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to Exhibit 10.6 of Form 10-K filed on March 29, 1993).

10.5 Co-Tenancy Agreement dated December 30, 1992 between the Partnership and Bruce R. Logan relating to the property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to Exhibit 10.7 of Form 10-K filed on March 29, 1993).

10.6 Co-Tenancy Agreement dated January 28, 1993 between the Partnership and Frederick G. and Nicole A. Hamer relating to the property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to Exhibit 10.8 of Form 10-K filed on March 29, 1993).

10.7 Net Lease Agreement dated April 14, 1993 between the Partnership and Apple Partners Limited Partnership relating to the property at 9041-E Watson Road, Crestwood, Missouri (incorporated by reference to Exhibit 10.18 of Form 10-K filed on March 29, 1994).

10.8 Co-Tenancy Agreement dated April 29, 1993 between the Partnership and Charles Kimball relating to the property at 825 South 6th Street, Waco, Texas (incorporated by reference to Exhibit 10.19 of Form 10-K filed on March 29, 1994).

10.9 Net Lease Agreement dated June 15, 1993 between the Partnership and Thomas and King, Inc. relating to the property at Turkeyfoot at I-275, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.20 of Form 10-K filed on March 29, 1994).

10.10 Net  Lease Agreement dated June 16,  1993  between
      the Partnership and JB's Restaurants, Inc. relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.21 of Form 10-K filed on March 29, 1994).

10.11 Net  Lease  Agreement  dated  September  30,  1993
      between the Partnership and Casual Restaurant Concepts II, Inc. relating to the property at Terrace Walk Shopping Plaza, 56th Street and Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.28 of Form 10-K filed on March 29, 1994).

10.12 Net Lease Agreement dated December 2, 1993 between
      the Partnership and Apple Partners Limited Partnership relating to the property at 1220 N.W. 185th Avenue,
      Beaverton,  Oregon  (incorporated  by  reference  to  Exhibit
      10.31 of Form 10-K filed on March 29, 1994).

10.13 Co-Tenancy  Agreement  dated  January  11,   1994
      between the Partnership and the Lee Revocable Trust relating to the property at Terrace Walk Shopping Plaza, 56th Street and Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.32 of Form 10-K filed on March 29,
      1994).

10.14 Co-Tenancy Agreement dated March 31, 1994  between
      the Partnership and Robert E. Miller relating to the property at 5779 East Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.30 of Form 10-KSB filed on March 30, 1995).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -
                              Description

10.15 Amendment to Co-Tenancy Agreement dated  April  8,
      1994 between the Partnership and Bruce R. Logan relating to the property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to Exhibit 10.31 of Form 10-KSB filed on March 30, 1995).

10.16 Net  Lease Agreement dated April 28, 1994  between
      the Partnership and Apple Investment Group, Inc. relating to the property at Bear Valley Road and Apple Valley Road, Apple Valley, California (incorporated by reference to
      Exhibit 10.33 of Form 10-KSB filed on March 30, 1995).

10.17 Co-Tenancy  Agreement dated May 25,  1994  between
      the Partnership and the Tilson Trust relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.36 of Form 10-KSB filed on March 30, 1995).

10.18 Co-Tenancy Agreement dated June 27, 1994 between the Partnership and Bruce R. Logan relating to the property at 825 South 6th Street, Waco, Texas (incorporated by reference to Exhibit 10.40 of Form 10-KSB filed on March 30,
      1995).

10.19 Co-Tenancy Agreement dated July 7, 1994 between the Partnership and Richard Bagot relating to the property at 825 South 6th Street, Waco, Texas (incorporated by reference to Exhibit 10.43 of Form 10-KSB filed on March 30,
      1995).

10.20 Co-Tenancy Agreement dated July 15, 1994 between the Partnership and Richard Bagot relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.44 of Form 10-KSB filed on March 30, 1995).

10.21 Co-Tenancy  Agreement  dated  September  9,   1994
      between the Partnership and Patricia J. Grant relating to the property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to Exhibit 10.48 of Form 10-KSB filed on March 30, 1995).

10.22 Co-Tenancy  Agreement  dated  September  9,   1994
      between   the  Partnership  and  The  Potloff  Living   Trust
      relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to
      Exhibit 10.49 of Form 10-KSB filed on March 30, 1995).

10.23 Co-Tenancy  Agreement  dated  January  12,   1994
      between the Partnership and the William W. and Jean E. Herich Family Trust relating to the property at 825 South 6th Street, Waco, Texas (incorporated by reference to
      Exhibit 10.52 of Form 10-KSB filed on March 30, 1995).

10.24 Property  Co-Tenancy  Ownership  Agreement  dated
      March 31, 1995 between the Partnership and The William W. and Jean E. Herich Family Trust relating to the property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to Exhibit 10.49 of Form 10-KSB filed on March 21, 1996).

10.25 Property Co-Tenancy Ownership Agreement dated  June
      15, 1995 between the Partnership and Scott L. Skogman relating to the property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to
      Exhibit 10.54 of Form 10-KSB filed on March 21, 1996).

10.26 Property Co-Tenancy Ownership Agreement dated  June
      16, 1995 between the Partnership and Scott L. Skogman relating to the property at 825 South 6th Street, Waco, Texas (incorporated by reference to Exhibit 10.55 of Form 10-KSB filed on March 21, 1996).

10.27 Property Co-Tenancy Ownership Agreement dated  June
      16, 1995 between the Partnership and Frank P. Scalzo relating to the property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to
      Exhibit 10.56 of Form 10-KSB filed on March 21, 1996).

10.28 Property Co-Tenancy Ownership Agreement dated  July
      14, 1995 between the Partnership and Menzel Polzin Partners relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to
      Exhibit 10.58 of Form 10-KSB filed on March 21, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A. Exhibits -
                                Description

10.29 Property  Co-Tenancy  Ownership  Agreement  dated
      September 28, 1995 between the Partnership and Patricia S. Marshall relating to the property at Terrace Walk Shopping Plaza, 56th Street and Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.61 of Form 10-KSB filed on March 21, 1996).

10.30 Property  Co-Tenancy  Ownership  Agreement  dated
      December 7, 1995 between the Partnership and The Joan Koller Trust relating to the property at Terrace Walk Shopping Plaza, 56th Street and Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.66 of Form 10-KSB filed on March 21, 1996).

10.31 Property  Co-Tenancy  Ownership  Agreement  dated
      December 8, 1995 between the Partnership and The Joan Koller Trust relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.67 of Form 10-KSB filed on March 21, 1996).

10.32 Property  Co-Tenancy  Ownership  Agreement  dated
      December 8, 1995 between the Partnership and The Nicoletta Trust relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.68 of Form 10-KSB filed on March 21, 1996).

10.33 Net Lease Agreement dated August 2, 1995,  between
      TKC X, LLC and Garden Ridge, Inc. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 10, 1996).

10.34 First Amendment to Lease Agreement dated March  1,
      1996 between TKC X, LLC and Garden Ridge, L.P. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 10, 1996).

10.35 Assignment and Assumption of Lease dated March  28,
      1996 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and TKC X, LLC relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 10, 1996).

10.36 Property  Co-Tenancy  Ownership  Agreement  dated
      April 5, 1996 between the Partnership, Larry Z. White and Mary J. White relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit
      10.2 of Form 10-QSB filed on May 13, 1996).

10.37 Property  Co-Tenancy  Ownership  Agreement  dated
      April 26, 1996 between the Partnership and the Gummersheimer Living Trust relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 13,
      1996).

10.38 Property Co-Tenancy Ownership Agreement dated  May
      15, 1996 between the Partnership and Marshall Kilduff relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to
      Exhibit 10.2 of Form 10-QSB filed on August 12, 1996).

10.39 Property Co-Tenancy Ownership Agreement dated  June
      7, 1996 between the Partnership and Janet Y. Thompson relating to the property at Terrace Walk Shopping Plaza, 56th Street and Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on August 12, 1996).

10.40 Property  Co-Tenancy  Ownership  Agreement  dated
      October 17, 1996 between the Partnership and Mark A. Benson Living Trust relating to the property at 30 Crestview Hills Mall Road, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on November 14, 1996).

10.41 Property Co-Tenancy Agreement dated  November  15,
      1996 between the Partnership and Teresa E. and William H. Balster relating to the property at Terrace Walk Shopping
      Plaza, 56th Street and Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.91 of Form 10-KSB filed on March 26, 1997).

10.42 Property  Co-Tenancy  Ownership  Agreement  dated
      January 2, 1997 between the Partnership and William E. Mason and Hazel Mason relating to the property at Terrace Walk Shopping Plaza, 56th Street and Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.93 of Form 10-KSB filed on March 26, 1997).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A. Exhibits -
                               Description

10.43 Net  Lease  Agreement  dated  December  18,   1997
      between the Partnership and Party City of Atlanta, Inc. relating to the property at 679 Dawsonville Highway, Gainesville, Georgia (incorporated by reference to Exhibit
      10.60 of Form 10-KSB filed on March 23, 1998).

10.44 Net  Lease  Agreement  dated  December  23,   1997
      between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to
      Exhibit 10.62 of Form 10-KSB filed on March 23, 1998).

10.45 Net  Lease Agreement dated April 13, 1998  between
      the Partnership, AEI Real Estate Fund XVIII Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on May 12, 1998).

10.46 First  Amendment  to  Net  Lease  Agreement  dated
      September 3, 1998 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 9, 1998).

10.47 First  Amendment  to  Net  Lease  Agreement  dated
      November 20, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, Robert P. Johnson and
      Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.53 of Form 10-KSB filed on March 12, 1999).

10.48 First  Amendment  to  Net  Lease  Agreement  dated
      December 28, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.55 of Form 10-KSB filed on March 12, 1999).

10.49 Purchase Agreement dated February 27, 1999 between
      the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Terry Harsha, Sr. and Janet Sue Harsha relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 7, 1999).

10.50 Property  Co-Tenancy  Ownership  Agreement  dated
      March 5, 1999 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Terry Harsha, Sr. and Janet Sue Harsha relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit
      10.2 of Form 10-QSB filed on May 7, 1999).

10.51 Purchase  Agreement dated March 25,  1999  between
      the Partnership and the Eugene M. Hamilton Family Revocable Trust relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on May 7, 1999).

10.52 Purchase  Agreement dated March 25,  1999  between
      the  Partnership  and  the  Tom  S.  Obata  relating  to  the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 7, 1999).

10.53 Property  Co-Tenancy  Ownership  Agreement  dated
      March 29, 1999 between the Partnership and the Eugene M. Hamilton Family Revocable Trust relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on May 7,
      1999).

10.54 Property  Co-Tenancy  Ownership  Agreement  dated
      March 31, 1999 between the Partnership and Tom S. Obata relating to the property at 300 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on May 7, 1999).

10.55 Purchase Agreement dated June 1, 1999 between  the
      Partnership and John F. Comer & Kitty R. Comer relating to the property at 330 South Wilmot Road, Tucson, Arizona
      (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on July 30, 1999).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.  (Continued)

          A. Exhibits -
                             Description

10.56 Sale   and   Purchase   Agreement   and   Escrow
      Instructions dated June 2, 1999 between AEI Fund Management, Inc. and Marie Callender Pie Shops, Inc. relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on July 30, 1999).

10.57 Property Co-Tenancy Ownership Agreement dated  June
      17,  1999 between the Partnership and John F. Comer and Kitty
      R. Comer relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on July 30, 1999).

10.58 First Amendment to Sale and Purchase Agreement  and
      Escrow  Instructions  dated July 8,  1999  between  AEI  Fund
      Management,   Inc.  and  Marie  Callender  Pie  Shops,   Inc.
      relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on July 30, 1999).

10.59 Assignment  of  Purchase and  Sale  Agreement  and
      Escrow Instructions dated July 23, 1999 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and AEI Fund Management, Inc. and Marie Callender Pie Shops, Inc. relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on July 30,
      1999).

10.60 Lease Agreement dated September 28, 1999 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Marie Callender Pie Shops, Inc. relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 8, 1999).

10.61 Development Financing Agreement dated May 8,  2000
      between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's Inc. relating to the property at 11617 Research Boulevard, Austin, Texas. (incorporated by reference to
      Exhibit 10.1 of Form 10-QSB filed on August 2, 2000).

10.62 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc.
      relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on August 2, 2000).

10.63 Purchase Agreement dated June 1, 2000, between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Grace Noltensmeier relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on August 2, 2000).

10.64 Property Co-Tenancy Ownership Agreement dated  June
      14, 2000 between the Partnership and Grace Noltensmeier relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on August 2, 2000).

10.65 Purchase Agreement dated June 12, 2000 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and MAH Properties LLC relating to the property at 7370 W. 153rd Street, Apple Valley, Minnesota (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on August 2, 2000).

10.66 Purchase Agreement dated June 19, 2000 between  the
      Partnership and Judith K. Westphal Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on August 2, 2000).

10.67 Property Co-Tenancy Ownership Agreement dated  June
      23, 2000 between the Partnership and Judith K. Westphal Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to
      Exhibit 10.7 of Form 10-QSB filed on August 2, 2000).

10.68 Development  Financing Agreement  dated  June  30,
      2000 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI
      Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to
      Exhibit 10.8 of Form 10-QSB filed on August 2, 2000).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.  (Continued)

          A. Exhibits -
                             Description

10.69 Net  Lease Agreement dated June 30,  2000  between
      the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit
      10.9 of Form 10-QSB filed on August 2, 2000).

10.70 Purchase Agreement dated July 18, 2000 between the Partnership and The Charles M. and Judith K. Westfahl
      Community Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.10 of Form 10-QSB filed on August 2,
      2000).

10.71 Property Co-Tenancy Ownership Agreement dated  July
      24, 2000 between the Partnership and The Charles M. and Judith K. Westfahl Community Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.11 of Form 10-QSB filed on August 2, 2000).

10.72 Purchase  Agreement dated July 10,  2000,  between
      the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Shigemi Miya Family Protection Trust
      relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 7, 2000).

10.73 Purchase Agreement dated August 10,  2000  between
      the Partnership and Cheeseman Family Revocable Living Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on November 7, 2000).

10.74 Property  Co-Tenancy  Ownership  Agreement  dated
      August 21, 2000 between the Partnership and Cheeseman Family Revocable Living Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on November 7, 2000).

10.75 Property  Co-Tenancy  Ownership  Agreement  dated
      August 21, 2000 between the Partnership and Shigemi Miya Family Protection Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on November 7, 2000).

10.76 Asset Purchase Agreement dated September 18,  2000
      between the Partnership and Southern River Restaurants, LLC relating to the property at Highway 190 and I-12, Covington, Louisiana (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on November 7, 2000).

10.77 Development Financing Agreement dated February  2,
      2001 between the Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas.

10.78 Net Lease Agreement dated February 2, 2001 between
      the Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas.

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


                           AEI NET LEASE INCOME & GROWTH FUND XIX
                           Limited Partnership
                           By: AEI Fund Management XIX, Inc.
                           Its Managing General Partner



March 9, 2001              By: /s/ Robert P. Johnson
                                   Robert P. Johnson,
                                   President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                              Title                        Date


/s/ Robert P. Johnson  President (Principal Executive        March 9, 2001
    Robert P. Johnson  Officer) and Sole Director of
                       Managing General Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer   March 9, 2001
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)