Form 10QSB
period 2001-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2001-05-15
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of March 31, 2001 and December 31, 2000

        Statements for the Periods ended March 31, 2001 and 2000:

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

                          BALANCE SHEET

              MARCH 31, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                    2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 2,529,584    $ 2,341,682
  Receivables                                        31,739         25,614
  Short-Term Note Receivable                              0        656,040
                                                 -----------    -----------
      Total Current Assets                        2,561,323      3,023,336
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            5,654,365      5,284,857
  Buildings and Equipment                         8,381,642      8,381,642
  Construction in Progress                          406,112        283,064
  Accumulated Depreciation                       (1,604,216)    (1,531,630)
                                                 -----------    -----------
      Net Investments in Real Estate             12,837,903     12,417,933
                                                 -----------    -----------
           Total  Assets                        $15,399,226    $15,441,269
                                                 ===========    ===========


                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    54,029    $    62,065
  Distributions Payable                             375,149        375,149
  Unearned Rent                                      11,674              0
                                                 -----------    -----------
      Total Current Liabilities                     440,852        437,214
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (31,973)       (31,516)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,523 Units outstanding                      14,990,347     15,035,571
                                                 -----------    -----------
     Total Partners' Capital                     14,958,374     15,004,055
                                                 -----------    -----------
       Total Liabilities and Partners' Capital  $15,399,226    $15,441,269
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                    2001           2000

INCOME:
   Rent                                         $   445,143    $   474,379
   Investment Income                                 47,151         10,794
                                                 -----------    -----------
        Total Income                                492,294        485,173
                                                 -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates           68,354         63,099
   Partnership Administration and Property
      Management - Unrelated Parties                  5,858         27,493
   Depreciation                                      72,586         87,513
                                                 -----------    -----------
        Total Expenses                              146,798        178,105
                                                 -----------    -----------

NET INCOME                                      $   345,496    $   307,068
                                                 ===========    ===========

NET INCOME ALLOCATED:
   General Partners                             $     3,455    $     3,071
   Limited Partners                                 342,041        303,997
                                                 -----------    -----------
                                                $   345,496    $   307,068
                                                 ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (20,523 and 20,651 weighted average Units
 outstanding in 2001 and 2000, respectively)    $     16.67    $     14.72
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                 $   345,496    $   307,068

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    72,586         87,513
     Increase in Receivables                         (6,125)             0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (8,036)        56,344
     Increase in Unearned Rent                       11,674         11,625
                                                 -----------    -----------
        Total Adjustments                            70,099        155,482
                                                 -----------    -----------
        Net Cash Provided By
        Operating Activities                        415,595        462,550
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (492,556)        (1,986)
    Payments  Received on
    Short-Term Notes Receivable                     656,040              0
                                                 -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                        163,484         (1,986)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                      0            181
   Distributions to Partners                       (391,177)      (378,539)
                                                 -----------    -----------
        Net Cash Used For
        Financing Activities                       (391,177)      (378,358)
                                                 -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS           187,902         82,206

CASH AND CASH EQUIVALENTS, beginning of period    2,341,682        835,832
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $ 2,529,584    $   918,038
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                   Partnership
                             General     Limited                     Units
                             Partners    Partners       Total     Outstanding


BALANCE, December 31, 1999  $(33,013)  $14,887,360  $14,854,347    20,651.42

  Distributions               (3,785)     (374,754)    (378,539)

  Net Income                   3,071       303,997      307,068
                             --------   -----------  -----------  -----------
BALANCE, March 31, 2000     $(33,727)  $14,816,603  $14,782,876    20,651.42
                             ========   ===========  ===========  ===========


BALANCE, December 31, 2000  $(31,516)  $15,035,571  $15,004,055    20,522.92

  Distributions               (3,912)     (387,265)    (391,177)

  Net Income                   3,455       342,041      345,496
                             --------   -----------  -----------  -----------
BALANCE, March 31, 2001     $(31,973)  $14,990,347  $14,958,374    20,522.92
                             ========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     During 2000, the Partnership sold 44.4225% of the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $853,753, which resulted in a total net gain of $104,899. The total cost and related accumulated depreciation of the interests sold was $760,769 and $11,915, respectively. For the three months ended March 31, 2000, no gain was recognized.

     On July 5, 2000, the Partnership's last Red Line Burger property was sold to an unrelated third party. The Partnership received net sale proceeds of $949, which resulted in a net gain of $949. In 1997, the Partnership recorded a real estate impairment equal to the net book value of the property.

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

     In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provided for the Lease to be assumed by GCR and assigned to another operator who purchased the property. The reorganization plan also provided for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,112,386, which resulted in a net gain of $211,899. At the time of sale, the cost and related accumulated depreciation was $1,099,085 and $198,598.

     On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $169,502. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Effective October 4, 2000, the annual rent was increased to $17,238. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the Partnership had advanced $206,270 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $445,900. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $43,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $253,293. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Effective November 26, 2000, the annual rent was increased to $25,085. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the Partnership had advanced $169,436 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $612,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $60,000. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

     On  February  2,  2001,  the  Partnership  purchased  a  52%
     interest in a parcel of land in San Antonio, Texas for $401,440. The land is leased to Kona Restaurant Group, Inc.
     (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,151. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2001, the Partnership had advanced $30,406 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,183,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $124,000. The remaining interest in the property is owned by AEI Income & Growth Fund 23 LLC, an affiliate of the Partnership.

     On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $980,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $105,000. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2001 and 2000, the Partnership recognized rental income of $445,143 and $474,379, respectively. During the same periods, the Partnership earned investment income of $47,151 and $10,794, respectively. In 2001, rental income decreased due to the property sales discussed below. The decrease in rental income was partially offset by rent received from three property acquisitions in 2000 and 2001 and rent increases on twelve properties. In 2001, additional investment income was earned on the net proceeds from property sales.

       In December, 1998, Gulf Coast Restaurants, Inc. (GCR), the lessee of the Applebee's restaurant in Covington, Louisiana, filed for reorganization. GCR continued to make the lease payments to the Partnership under the supervision of the bankruptcy court. A reorganization plan was accepted by the bankruptcy court which provided for the Lease to be assumed by GCR and assigned to another operator who purchased the property. The reorganization plan also provided for the Partnership to collect all rents outstanding under the terms of the Lease. On October 25, 2000, the sale closed with the Partnership receiving net sale proceeds of $1,112,386, which resulted in a net gain of $211,899. At the time of sale, the cost and related accumulated depreciation was $1,099,085 and $198,598.

       During the three months ended March 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $68,354 and $63,099, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $5,858 and $27,493, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2001, when compared to 2000, is mainly the result of expenses incurred in 2000 related to the Media Play store.

        As of March 31, 2001, the Partnership's annualized cash distribution rate was 7.75%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During  the  three  months  ended  March  31,  2001,  the
Partnership's cash balances increased $187,902 mainly as the result of cash generated from the sale of property, which was partially offset by cash used to purchase property. Net cash provided by operating activities decreased from $462,550 in 2000 to $415,595 in 2001 as the result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income and a decrease in Partnership administration expenses in 2001.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2001 and 2000, the Partnership expended $492,556 and $1,986, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

        During 2000, the Partnership sold 44.4225% of the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $853,753, which resulted in a total net gain of $104,899. The total cost and related accumulated depreciation of the interests sold was $760,769 and $11,915, respectively. For the three months ended March 31, 2000, no gain was recognized.

        On July 5, 2000, the Partnership's last Red Line Burger property was sold to an unrelated third party. The Partnership received net sale proceeds of $949, which resulted in a net gain of $949. In 1997, the Partnership recorded a real estate impairment equal to the net book value of the property.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $169,502. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Effective October 4, 2000, the annual rent was increased to $17,238. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the Partnership had advanced $206,270 for the construction  of  the property and was charging interest  on  the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $445,900. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $43,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

       On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $253,293. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Effective November 26, 2000, the annual rent was increased to $25,085. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the Partnership had advanced $169,436 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $612,800. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $60,000. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        On February 2, 2001, the Partnership purchased a 52% interest in a parcel of land in San Antonio, Texas for $401,440. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,151. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2001, the Partnership had advanced $30,406 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,183,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $124,000. The remaining interest in the property is owned by AEI Income & Growth Fund 23 LLC, an affiliate of the Partnership.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of 30,454. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $980,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $105,000. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits - None.
                            Description

          10.1  Developing Financing Agreement dated
                April  27,  2001 between the  Partnership,
                AEI   Real   Estate  Fund   XVII   Limited
                Partnership,  AEI  Net  Lease   Income   &
                Growth  Fund  XX  Limited Partnership  and
                Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica,
                Michigan.

          10.2  Net Lease Agreement dated April  27,
                2001  between  the Partnership,  AEI  Real
                Estate Fund XVII Limited Partnership,  AEI
                Net  Lease Income & Growth Fund XX Limited
                Partnership   and  Champps  Entertainment,
                Inc.  relating  to the property  at  12515
                Hall Road, Utica, Michigan.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 10, 2001          AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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