Form 10QSB
period 2001-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2001-08-14
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2001

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

                              INDEX




PART I.Financial Information

Item 1. Balance Sheet as of June 30, 2001 and December 31, 2000

        Statements for the Periods ended June 30, 2001 and 2000:

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

                          BALANCE SHEET

               JUNE 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                      2001            2000

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 1,477,330     $ 2,341,682
  Receivables                                          46,231          25,614
  Short-Term Note Receivable                                0         656,040
                                                   -----------     -----------
      Total Current Assets                          1,523,561       3,023,336
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              5,997,242       5,284,857
  Buildings and Equipment                           8,623,720       8,381,642
  Construction in Progress                            902,169         283,064
  Accumulated Depreciation                         (1,676,802)     (1,531,630)
                                                   -----------     -----------
      Net Investments in Real Estate               13,846,329      12,417,933
                                                   -----------     -----------
           Total  Assets                          $15,369,890     $15,441,269
                                                   ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    52,922     $    62,065
  Distributions Payable                               411,454         375,149
  Unearned Rent                                        13,844               0
                                                   -----------     -----------
      Total Current Liabilities                       478,220         437,214
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (21,640)        (31,516)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,523 Units outstanding                        14,913,310      15,035,571
                                                   -----------     -----------
      Total Partners' Capital                      14,891,670      15,004,055
                                                   -----------     -----------
        Total Liabilities and Partners' Capital   $15,369,890     $15,441,269
                                                   ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended        Six Months Ended
                               6/30/01       6/30/00    6/30/01      6/30/00

INCOME:
   Rent                      $ 466,502     $ 465,542  $  911,645   $ 939,921
   Investment Income            46,554        11,178      93,705      21,972
                              ---------     ---------  ----------   ---------
        Total Income           513,056       476,720   1,005,350     961,893
                              ---------     ---------  ----------   ---------

EXPENSES:
   Partnership Administration -
    Affiliates                  71,315        60,845     139,669     123,944
   Partnership Administration
    and Property Management -
    Unrelated Parties            6,825        18,302      12,683      45,795
   Depreciation                 72,586        87,282     145,172     174,795
                              ---------     ---------  ----------   ---------
        Total Expenses         150,726       166,429     297,524     344,534
                              ---------     ---------  ----------   ---------

OPERATING INCOME               362,330       310,291     707,826     617,359

GAIN ON SALE OF REAL ESTATE          0        38,534           0      38,534
                              ---------     ---------  ----------   ---------
NET INCOME                   $ 362,330     $ 348,825  $  707,826   $ 655,893
                              =========     =========  ==========   =========

NET INCOME ALLOCATED:
   General Partners          $  14,623     $   3,488  $   18,078   $   6,559
   Limited Partners            347,707       345,337     689,748     649,334
                              ---------     ---------  ----------   ---------
                             $ 362,330     $ 348,825  $  707,826   $ 655,893
                              =========     =========  ==========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (20,523 and 20,651 weighted average
 Units outstanding in 2001 and 2000,
 respectively)               $   16.94     $   16.72  $    33.61   $   31.44
                              =========     =========  ==========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   707,826   $   655,893
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       145,172       174,795
     Gain on Sale of Real Estate                              0       (38,534)
     (Increase) Decrease in Receivables                 (20,617)       11,276
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        (9,143)       67,150
     Increase in Unearned Rent                           13,844        11,631
                                                     -----------   -----------
        Total Adjustments                               129,256       226,318
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            837,082       882,211
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (1,573,568)     (434,536)
   Proceeds from Sale of Real Estate                          0       318,183
   Payments received on Short-Term Notes Receivable     656,040             0
                                                     -----------   -----------
        Net Cash Used For
        Investing Activities                           (917,528)     (116,353)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     36,305           181
   Distributions to Partners                           (820,211)     (757,078)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (783,906)     (756,897)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                   (864,352)        8,961

CASH AND CASH EQUIVALENTS, beginning of period        2,341,682       835,832
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,477,330   $   844,793
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(33,013)   $14,887,360  $14,854,347    20,651.42

  Distributions               (7,571)      (749,507)    (757,078)

  Net Income                   6,559        649,334      655,893
                             ---------   -----------  -----------  -----------
BALANCE, June 30, 2000      $(34,025)   $14,787,187  $14,753,162    20,651.42
                             =========   ===========  ===========  ===========


BALANCE, December 31, 2000  $(31,516)   $15,035,571  $15,004,055    20,522.92

  Distributions               (8,202)      (812,009)    (820,211)

  Net Income                  18,078        689,748      707,826
                             ---------   -----------  -----------  -----------
BALANCE, June 30, 2001      $(21,640)   $14,913,310  $14,891,670    20,522.92
                             =========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001

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

                          JUNE 30, 2001
                           (Continued)

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(4)  Investments in Real Estate -

     During 2000, the Partnership sold 44.4225% of the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $853,753, which resulted in a total net gain of $104,899. The total cost and related accumulated depreciation of the interests sold was $760,769 and $11,915, respectively. For the six months ended June 30, 2000, the net gain was $38,534.

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

     On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $176,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Effective October 4, 2000, the annual rent was increased to $17,238. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after development was completed, the Lease Agreement was amended to require annual rental payments of $41,346. The Partnership's share of the total purchase price, including the cost of the land, was $416,699. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.



   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $253,293. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Effective November 26, 2000, the annual rent was increased to $25,085. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2001, the Partnership had advanced $297,713 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $59,157. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $606,700. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

     On  February  2,  2001,  the  Partnership  purchased  a  52%
     interest in a parcel of land in San Antonio, Texas for $401,440. The land is leased to Kona Restaurant Group, Inc.
     (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,151. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through June 30, 2001, the Partnership had advanced $581,862 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,183,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $124,000. The remaining interest in the property is owned by AEI Income & Growth Fund 23 LLC, an affiliate of the Partnership.

     On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 2001, the Partnership had advanced $22,594 for the construction of the property and was charging interest on the advances at a rate of 9.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $980,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $105,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2001 and 2000, the Partnership recognized rental income of $911,645 and $939,921, respectively. During the same periods, the Partnership earned investment income of $93,705 and $21,972, respectively. In 2001, rental income decreased due to the property sales discussed below. This decrease in rental income was partially offset by rent received from four property acquisitions in 2000 and 2001 and rent increases on twelve properties. In 2001, additional investment income was earned on the net proceeds from property sales.

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

        During the six months ended June 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $139,669 and $123,944, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,683 and $45,795, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2001, when compared to 2000, is mainly the result of expenses incurred in 2000 related to the Media Play store.

        As of June 30, 2001, the Partnership's annualized cash distribution rate was 8.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2001, the Partnership's cash balances decreased $864,352 mainly as the result of cash used to purchase property, which was partially offset by cash generated from the sale of property. Net cash provided by operating activities decreased from $882,211 in 2000 to $837,082 in 2001 as the result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income and a decrease in Partnership administration expenses in 2001.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2000, the Partnership generated cash flow from the sale of real estate of $318,183. During the six months ended June 30, 2001 and 2000, the Partnership expended $1,573,568 and $434,536, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

        During 2000, the Partnership sold 44.4225% of the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $853,753, which resulted in a total net gain of $104,899. The total cost and related accumulated depreciation of the interests sold was $760,769 and $11,915, respectively. For the six months ended June 30, 2000, the net gain was $38,534.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $176,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Effective October 4, 2000, the annual rent was increased to $17,238. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after development was completed, the Lease Agreement was amended to require annual rental payments of $41,346. The
Partnership's share of the total purchase price, including the cost of the land, was $416,699. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

       On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $253,293. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Effective November 26, 2000, the annual rent was increased to $25,085. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2001, the Partnership had advanced $297,713 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $59,157. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $606,700. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        On February 2, 2001, the Partnership purchased a 52% interest in a parcel of land in San Antonio, Texas for $401,440. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,151. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through June 30, 2001, the Partnership had advanced $581,862 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,183,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $124,000. The remaining interest in the property is owned by AEI Income & Growth Fund 23 LLC, an affiliate of the Partnership.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 2001, the Partnership had advanced $22,594 for the construction of the property and was charging interest on the advances at a rate of 9.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $980,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $105,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 2001, the Partnership's distribution rate was increased from 7.75% to 8.5%. As a result, distributions were higher in 2001, when compared to 2000.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.   Exhibits -
                             Description

       10.1 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas.

       10.2 First Amendment to Net Lease Agreement dated July 11, 2001 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI
       Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia.

       b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 7, 2001        AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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