Form 10QSB
period 2001-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2001-11-13
CIK 868740

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

            For the Quarter Ended:  September 30,2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of September 30, 2001 and December 31, 2000

         Statements for the Periods ended September 30, 2001 and 2000:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                    2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   896,918     $ 2,341,682
  Receivables                                        88,792          25,614
  Short-Term Note Receivable                              0         656,040
                                                 -----------     -----------
      Total Current Assets                          985,710       3,023,336
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            6,027,744       5,284,857
  Buildings and Equipment                         8,944,901       8,381,642
  Construction in Progress                        1,064,884         283,064
  Accumulated Depreciation                       (1,753,924)     (1,531,630)
                                                 -----------     -----------
      Net Investments in Real Estate             14,283,605      12,417,933
                                                 -----------     -----------
           Total  Assets                        $15,269,315     $15,441,269
                                                 ===========     ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    55,377     $    62,065
  Distributions Payable                             411,454         375,149
  Unearned Rent                                      10,399               0
                                                 -----------     -----------
      Total Current Liabilities                     477,230         437,214
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (11,635)        (31,516)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,523 Units outstanding                      14,803,720      15,035,571
                                                 -----------     -----------
     Total Partners' Capital                     14,792,085      15,004,055
                                                 -----------     -----------
       Total Liabilities and Partners' Capital  $15,269,315     $15,441,269
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                              Three Months Ended         Nine Months Ended
                            9/30/01       9/30/00     9/30/01        9/30/00

INCOME:
   Rent                    $ 479,147    $ 475,743    $1,390,792    $1,415,664
   Investment Income          31,929       28,208       125,634        50,180
                            ---------    ---------    ----------    ----------
        Total Income         511,076      503,951     1,516,426     1,465,844
                            ---------    ---------    ----------    ----------

EXPENSES:
   Partnership Administration -
    Affiliates                92,913       75,631       232,582       199,575
   Partnership Administration
    and Property Management -
    Unrelated Parties         11,592       21,866        24,275        67,661
   Depreciation               77,122       81,807       222,294       256,602
                            ---------    ---------    ----------    ----------
        Total Expenses       181,627      179,304       479,151       523,838
                            ---------    ---------    ----------    ----------

OPERATING INCOME             329,449      324,647     1,037,275       942,006

GAIN ON SALE OF REAL ESTATE        0      183,639             0       222,173
                            ---------    ---------    ----------    ----------
NET INCOME                 $ 329,449    $ 508,286    $1,037,275    $1,164,179
                            =========    =========    ==========    ==========

NET INCOME ALLOCATED:
   General Partners        $  14,295    $   5,083    $   32,373    $   11,642
   Limited Partners          315,154      503,203     1,004,902     1,152,537
                            ---------    ---------    ----------    ----------
                           $ 329,449    $ 508,286    $1,037,275    $1,164,179
                            =========    =========    ==========    ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (20,523 and 20,651 weighted average
 Units outstanding in 2001 and 2000,
 respectively)             $   15.36    $   24.37    $    48.96    $    55.81
                            =========    =========    ==========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $ 1,037,275   $ 1,164,179

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       222,294       256,602
     Gain on Sale of Real Estate                              0      (222,173)
     Increase in Receivables                            (63,178)       (2,433)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        (6,688)       57,141
     Increase in Unearned Rent                           10,399             0
                                                     -----------   -----------
        Total Adjustments                               162,827        89,137
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                          1,200,102     1,253,316
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (2,087,966)     (461,727)
   Proceeds from Sale of Real Estate                          0       991,216
   Payments Received on Short-Term Notes Receivable     656,040             0
                                                     -----------   -----------
        Net Cash Provided By (Used For)
          Investing Activities                       (1,431,926)      529,489
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     36,305           181
   Distributions to Partners                         (1,249,245)   (1,135,617)
                                                     -----------   -----------
        Net Cash Used For
         Financing Activities                        (1,212,940)   (1,135,436)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               (1,444,764)      647,369

CASH AND CASH EQUIVALENTS, beginning of period        2,341,682       835,832
                                                     -----------   -----------
CASH  AND  CASH EQUIVALENTS, end of period          $   896,918   $ 1,483,201
                                                     ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
   Note Receivable Acquired in Sale of Property                   $   660,000
                                                                   ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                             General       Limited                   Units
                             Partners      Partners      Total    Outstanding


BALANCE, December 31, 1999  $(33,013)  $14,887,360   $14,854,347    20,651.42

  Distributions              (11,356)   (1,124,261)   (1,135,617)

  Net Income                  11,642     1,152,537     1,164,179
                             ---------  -----------   -----------  -----------
BALANCE, September 30, 2000 $(32,727)  $14,915,636   $14,882,909    20,651.42
                             =========  ===========   ===========  ===========


BALANCE, December 31, 2000  $(31,516)  $15,035,571   $15,004,055    20,522.92

  Distributions              (12,492)   (1,236,753)   (1,249,245)

  Net Income                  32,373     1,004,902     1,037,275
                             ---------  -----------   -----------  -----------
BALANCE, September 30, 2001 $(11,635)  $14,803,720   $14,792,085    20,522.92
                             =========  ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

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

                       SEPTEMBER 30, 2001
                           (Continued)

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(4)  Investments in Real Estate -

     During the nine months ended September 30, 2000, the Partnership sold 44.4225% of the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $853,753, which resulted in a total net gain of $104,899. The total cost and related accumulated depreciation of the interests sold was $760,769 and $11,915, respectively.

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

     On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $176,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Effective October 4, 2000, the annual rent was increased to $17,238. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $41,346. The Partnership's share of the total acquisition costs, including the cost of the land, was $416,985. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $257,280. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Effective November 26, 2000, the annual rent was increased to $25,085. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $59,157. The Partnership's share of the total acquisition costs, including the cost of the land, was $596,743. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

     On  February  2,  2001,  the  Partnership  purchased  a  52%
     interest in a parcel of land in San Antonio, Texas for $401,440. The land is leased to Kona Restaurant Group, Inc.
     (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,151. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through September 30, 2001, the Partnership had advanced $699,999 for the construction of the property and was charging interest on the advances at a rate of 10.5%. On November 2, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $126,235. The Partnership's share of the total purchase price, including the cost of the land, was approximately $1,202,000. The remaining interest in the property is owned by AEI Income & Growth Fund 23 LLC, an affiliate of the Partnership.

     On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 2001, the Partnership had advanced $364,885 for the construction of the property and was charging interest on the advances at a rate of 9.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $980,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $105,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2001 and 2000, the Partnership recognized rental income of $1,390,792 and
$1,415,664, respectively. During the same periods, the Partnership earned investment income of $125,634 and $50,180, respectively. In 2001, rental income decreased due to the property sales discussed below. This decrease in rental income was partially offset by rent received from four property acquisitions in 2000 and 2001 and rent increases on twelve properties. In 2001, additional investment income was earned on the net proceeds from property sales.

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

        During the nine months ended September 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $232,582 and $199,575, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $24,275 and $67,661, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2001, when compared to 2000, is mainly the result of expenses incurred in 2000 related to the Media Play store.

        As of September 30, 2001, the Partnership's annualized cash distribution rate was 8.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2001, the Partnership's cash balances decreased $1,444,764 mainly as the result of cash used to purchase property, which was partially offset by cash generated from the sale of property. Net cash provided by operating activities decreased from $1,253,316 in 2000 to $1,200,102 in 2001 as the result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income and a decrease in Partnership administration expenses in 2001.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2000, the Partnership generated cash flow from the sale of real estate of $991,216. During the nine months ended September 30, 2001 and 2000, the Partnership expended $2,087,966 and $461,727, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

        During the nine months ended September 30, 2000, the Partnership sold 44.4225% of the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $853,753, which resulted in a total net gain of $104,899. The total cost and related accumulated depreciation of the interests sold was $760,769 and $11,915, respectively.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $176,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Effective October 4, 2000, the annual rent was increased to $17,238. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective
October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $41,346. The Partnership's share of the total acquisition costs, including the cost of the land, was $416,985. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

       On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $257,280. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Effective November 26, 2000, the annual rent was increased to $25,085. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $59,157. The Partnership's share of the total acquisition costs, including the cost of the land, was $596,743. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        On February 2, 2001, the Partnership purchased a 52% interest in a parcel of land in San Antonio, Texas for $401,440. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,151. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through September 30, 2001, the Partnership had advanced $699,999 for the construction of the property and was charging interest on the advances at a rate of 10.5%. On November 2, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $126,235. The Partnership's share of the total purchase price, including the cost of the land, was approximately $1,202,000. The remaining interest in the property is owned by AEI Income & Growth Fund 23 LLC, an affiliate of the Partnership.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 2001, the Partnership had advanced $364,885 for the construction of the property and was charging interest on the advances at a rate of 9.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $980,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $105,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

        On October 1, 2001, eight Limited Partners redeemed a total of 62.63 Partnership Units for $37,524 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of forty-eight Limited Partners redeemed 629.0 Partnership Units for $442,700. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.   Exhibits -
                             Description

       10.1  First  Amendment to Net Lease Agreement dated  November
             2, 2001 between the Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas.

       b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 2001      AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



                              By: /s/Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)