Form 10KSB
period 2001-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2002-03-29
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2001

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2001 were $2,027,067.

As of February 28, 2002, there were 20,455.168 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,455,168.

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

         The Partnership's properties were purchased with subscription proceeds without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the properties is limited in the aggregate to 20% of the purchase price of all properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $176,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Effective October 4, 2000, the annual rent was increased to $17,238. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective
October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $41,346. The Partnership's share of the total acquisition costs, including the cost of the land, was $417,939. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

       On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $257,280. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Effective November 26, 2000, the annual rent was increased to $25,085. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $59,157. The Partnership's share of the total acquisition costs, including the cost of the land, was $598,109. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        On February 2, 2001, the Partnership purchased a 52% interest in a parcel of land in San Antonio, Texas for $401,440. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,151. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On November 2, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $126,235. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,194,932. The remaining interest in the property is owned by AEI Income & Growth Fund 23 LLC, an affiliate of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $320,269. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2001, the Partnership had advanced $460,119 for the construction of the property and was charging interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total purchase price, including the cost of the land, was approximately $980,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

Major Tenants

        During 2001, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 52% of total rental revenue in 2001. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2002 and future years. In addition, three business concepts, Taco Cabana and Applebee's restaurants and Garden Ridge retail store, each accounted for more than ten percent of total rental revenue during 2001. It is anticipated that these business concepts will continue to account for more than ten percent of total rental revenue in 2002 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2001.

                              Total Property                 Annual   Annual
                     Purchase  Acquisition                   Lease    Rent Per
Property               Date       Costs      Lessee          Payment  Sq. Ft.

Taco Cabana Restaurant
 Houston, TX                                Texas Taco
 (38.2362%)          7/31/91   $  547,322   Cabana L.P.      $ 90,034  $63.32

Taco Cabana Restaurant                      Texas Taco
 San Antonio, TX     3/16/92   $1,147,274   Cabana L.P.      $201,924  $74.24

Taco Cabana Restaurant
 Waco, TX                                   Texas Food
 (2.4058%)            5/1/92   $   19,721    Concepts        $  3,126  $47.04

Applebee's Restaurant
 Aurora, CO                                    RCI
 (3.3979%)          12/22/92   $   44,782   West, Inc.       $  6,944  $44.44

Applebee's Restaurant                        Gourmet
 Crestwood, MO       4/14/93   $  803,418  Systems, Inc.     $125,265  $24.97

Applebee's Restaurant
 Crestview Hills, KY                           Thomas
 (1.1054%)           6/15/93   $   14,039  and King, Inc.    $  2,180  $36.20

HomeTown Buffet Restaurant
 Tucson, AZ                                 Summit Family
 (2.2074%)           6/16/93   $   28,418  Restaurants, Inc. $  4,106  $19.33

Applebee's Restaurant
 Temple Terrace, FL                        Casual Restaurant
 (9.0963%)           10/1/93   $   96,262  Concepts II, Inc. $ 15,913  $37.70



ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                              Total Property                 Annual   Annual
                     Purchase  Acquisition                   Lease    Rent Per
Property               Date       Costs      Lessee          Payment  Sq. Ft.

Applebee's Restaurant                          WCM
 Beaverton, OR       12/2/93   $1,760,079  Oregon, L.L.C.    $263,521  $52.70

Denny's                                    Apple Investment
 Apple Valley, CA     5/2/94   $1,177,654    Group, Inc.     $189,409  $36.53

Garden Ridge Retail Store
 Pineville, NC                                Garden
 (40.75%)            3/28/96   $3,615,378    Ridge L.P.      $423,945  $ 7.34

Party City Retail Store                    Party City of
 Gainesville, GA    12/18/97   $1,435,309  Atlanta, Inc.     $156,782  $14.89

Champps
 Americana Restaurant                         Champps
 Troy, MI                                    Operating
 (23.95%)             9/3/98   $1,181,185   Corporation      $131,617  $49.56

Tumbleweed Restaurant
 Chillicothe, OH
 (40.0%)            11/20/98   $  505,225  Tumbleweed, Inc.  $ 54,064  $24.65

Tumbleweed Restaurant
 Columbus, OH
 (60.0%)            12/28/98   $  823,496  Tumbleweed, Inc.  $ 86,459  $26.28

Marie Callender's Restaurant                   Marie
 Henderson, NV                               Callender
 (2.5775%)           9/28/99   $   44,142  Pie Shops, Inc.   $  4,163  $26.85

Razzoo's Restaurant
 Austin, TX                                   Razzoo's,
 (13.0%)             6/27/01   $  417,939       Inc.         $ 41,346  $32.45

Razzoo's Restaurant
 Alpharetta, GA                               Razzoo's
 (16.0%)             7/11/01   $  598,109       Inc.         $ 59,157  $45.67

Johnny Carino's Restaurant
 San Antonio, TX                           Kona Restaurant
 (52.0%)             11/2/01   $1,194,932    Group, Inc.     $126,235  $37.50

Champps Americana
 Restaurant
 Utica, MI                                    Champps
 (28.0%)                                   Entertainment,
 (land only) (1)     4/27/01   $  320,269      Inc.          $ 36,376  $16.31

(1) Restaurant was under construction as of December 31, 2001.


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Taco Cabana restaurant in Houston, Texas is owned by AEI Real Estate Fund 86-A Limited Partnership. The remaining interests in the Garden Ridge retail store are owned by AEI Net Lease Income & Growth Fund XX and AEI Income & Growth Fund XXI Limited Partnerships. The remaining interests in the Champps Americana restaurant in Troy, Michigan are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party. The remaining interest in the Tumbleweed restaurant in Columbus, Ohio is owned by AEI Real Estate Fund XVIII Limited Partnership. The remaining interests in the Razzoo's restaurant in Austin, Texas are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Razzoo's restaurant in Alpharetta, Georgia are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Johnny Carino's restaurant in San Antonio, Texas is owned by AEI Income & Growth Fund 23 LLC. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Marie Callender's restaurant, the HomeTown Buffet restaurant, the Taco Cabana restaurant in Waco, Texas, and the Applebee's restaurants in Aurora, Colorado, Crestview Hills, Kentucky and Temple Terrace, Florida are owned by unrelated third parties.

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

        The initial Lease terms are for 20 years, except for the Marie Callender's, Tumbleweed, Razzoo's and Taco Cabana restaurants, and the Party City retail store, which have lease terms of 15 years and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed, Razzoo's and Taco Cabana restaurants, the Applebee's restaurants in Aurora, Colorado and Temple Terrace, Florida, and the Denny's and HomeTown Buffet restaurants, which have renewal options that may extend the Lease term an additional 10 years and the Garden Ridge retail store, which has renewal options that may extend the Lease term an additional 25 years.

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

        Through December 31, 2001, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2001, there were 1,455 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2001, eight Limited Partners redeemed a total  of
62.63 Partnership Units for $37,524 in accordance with the Partnership Agreement. In prior years, a total of forty-eight Limited Partners redeemed 629 Partnership Units for $442,700. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $17,162 and $16,080 were made to the General Partners and $1,661,501 and $1,511,527 were made to the Limited Partners in 2001 and 2000, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2001 and 2000, the Partnership recognized rental income of $1,880,434 and
$1,869,473, respectively. During the same periods, the Partnership earned investment income of $146,633 and $102,702, respectively. In 2001, rental income increased as a result of additional rent received from four property acquisitions in 2001 and 2000 and rent increases on twelve properties. These increases in rental income were partially offset by a decrease in rental income due to property sales discussed below. In 2001, additional investment income was earned on the net proceeds from property sales.

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

        During the years ended December 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $273,069 and $241,198, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,611 and $77,033, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 2001, when compared to 2000, is mainly the result of expenses incurred in 2000 related to the Media Play store.

       As of December 31, 2001, the Partnership's annualized cash distribution rate was 8.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Partnership to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2001, the Partnership's cash balances decreased $1,621,511 mainly as the result of cash used to purchase property, which was partially offset by cash generated from the sale of property. Net cash provided by operating activities decreased from $1,694,422 in 2000 to $1,687,889 in 2001 as the result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income and a decrease in Partnership administration expenses in 2001.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2000, the Partnership generated cash flow from the sale of real estate of $2,103,602. During the years ended December 31, 2001 and 2000, the Partnership expended $2,285,509 and $700,590, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $176,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Effective October 4, 2000, the annual rent was increased to $17,238. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective
October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $41,346. The Partnership's share of the total acquisition costs, including the cost of the land, was $417,939. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $257,280. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Effective November 26, 2000, the annual rent was increased to $25,085. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $59,157. The Partnership's share of the total acquisition costs, including the cost of the land, was $598,109. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        On February 2, 2001, the Partnership purchased a 52% interest in a parcel of land in San Antonio, Texas for $401,440. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,151. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On November 2, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $126,235. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,194,932. The remaining interest in the property is owned by AEI Income & Growth Fund 23 LLC, an affiliate of the Partnership.

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $320,269. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2001, the Partnership had advanced $460,119 for the construction of the property and was charging interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total purchase price, including the cost of the land, was approximately $980,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

        During  2001, eight Limited Partners redeemed a total  of
62.63 Partnership Units for $37,524 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of forty-eight Limited Partners redeemed 629 Partnership Units for $442,700. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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





   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2001 and 2000

Statements for the Years Ended December 31, 2001 and 2000:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2001 and 2000 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                             /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 23, 2002                   Certified Public Accountants

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                     2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   720,171    $ 2,341,682
  Receivables                                         25,115         25,614
  Short-Term Note Receivable                               0        656,040
                                                  -----------    -----------
      Total Current Assets                           745,286      3,023,336
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             6,026,643      5,284,857
  Buildings and Equipment                          9,748,310      8,381,642
  Construction in Progress                           460,119        283,064
  Accumulated Depreciation                        (1,835,922)    (1,531,630)
                                                  -----------    -----------
      Net Investments in Real Estate              14,399,150     12,417,933
                                                  -----------    -----------
           Total  Assets                         $15,144,436    $15,441,269
                                                  ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    25,068    $    62,065
  Distributions Payable                              411,405        375,149
                                                  -----------    -----------
      Total Current Liabilities                      436,473        437,214
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                         0        (31,516)
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,460 and 20,523 Units outstanding in
   2001 and 2000, respectively                    14,707,963     15,035,571
                                                  -----------    -----------
      Total Partners' Capital                     14,707,963     15,004,055
                                                  -----------    -----------
       Total Liabilities and Partners' Capital   $15,144,436    $15,441,269
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                    2001           2000

INCOME:
  Rent                                          $ 1,880,434   $ 1,869,473
  Investment Income                                 146,633       102,702
                                                 -----------   -----------
      Total Income                                2,027,067     1,972,175
                                                 -----------   -----------

EXPENSES:
  Partnership Administration - Affiliates           273,069       241,198
  Partnership Administration and Property
     Management - Unrelated Parties                  29,611        77,033
  Depreciation                                      304,292       330,317
                                                 -----------   -----------
      Total Expenses                                606,972       648,548
                                                 -----------   -----------

OPERATING INCOME                                  1,420,095     1,323,627

GAIN ON SALE OF REAL ESTATE                               0       434,072
                                                 -----------   -----------
NET INCOME                                      $ 1,420,095   $ 1,757,699
                                                 ===========   ===========

NET INCOME ALLOCATED:
  General Partners                              $    48,678   $    17,577
  Limited Partners                                1,371,417     1,740,122
                                                 -----------   -----------
                                                $ 1,420,095   $ 1,757,699
                                                 ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (20,507 and 20,619 weighted average Units
 outstanding in 2001 and 2000, respectively.)   $     66.88   $     84.39
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                   2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $ 1,420,095    $ 1,757,699

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                  304,292        330,317
     Gain on Sale of Real Estate                         0       (434,072)
     Decrease in Receivables                           499          1,759
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                  (36,997)        38,719
                                                -----------    -----------
       Total Adjustments                           267,794        (63,277)
                                                -----------    -----------
       Net Cash Provided By
           Operating Activities                  1,687,889      1,694,422
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                   (2,285,509)      (700,590)
   Proceeds from Sale of Real Estate                     0      2,103,602
   Payments Received on Short-Term
      Notes Receivable                             656,040          3,960
                                                -----------    -----------
       Net Cash Provided By (Used For)
         Investing Activities                   (1,629,469)     1,406,972
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                 36,256         12,447
  Distributions to Partners                     (1,678,284)    (1,526,795)
  Redemption Payments                              (37,903)       (81,196)
                                                -----------    -----------
       Net Cash Used For
         Financing Activities                   (1,679,931)    (1,595,544)
                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          (1,621,511)     1,505,850

CASH AND CASH EQUIVALENTS, beginning of period   2,341,682        835,832
                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period       $   720,171    $ 2,341,682
                                                ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
   Note Receivable Acquired in Sale of Property               $   660,000
                                                               ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners      Total    Outstanding


BALANCE, December 31, 1999   $(33,013)   $14,887,360  $14,854,347   20,651.42

  Distributions               (15,268)    (1,511,527)  (1,526,795)

  Redemption Payments            (812)       (80,384)     (81,196)    (128.50)

  Net Income                   17,577      1,740,122    1,757,699
                              ---------   -----------  ----------- -----------
BALANCE, December 31, 2000    (31,516)    15,035,571   15,004,055   20,522.92

  Distributions               (16,783)    (1,661,501)  (1,678,284)

  Redemption Payments            (379)       (37,524)     (37,903)     (62.63)

  Net Income                   48,678      1,371,417    1,420,095
                              ---------   -----------  ----------- -----------
BALANCE, December 31, 2001   $      0    $14,707,963  $14,707,963   20,460.29
                              =========   ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

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

                   DECEMBER 31, 2001 AND 2000

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

     Newly Issued Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable to the Partnership in the year ended December 31, 2003. SFAS 144 will be applicable to the Partnership in the year ended December 31, 2002. Management is currently evaluating the impact of SFAS 143 and SFAS 144 on its financial statements.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions -

     The Partnership owns a 38.2362% interest in a Taco Cabana restaurant in Houston, Texas. The remaining interest in this property is owned by AEI Real Estate Fund 86-A Limited Partnership, an affiliate of the Partnership. The Partnership owns a 40.75% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 23.95% interest in a Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership. The Partnership owns a 40.0% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership and unrelated third parties. The Individual General Partner owned a 15.0% interest in this property until the interest was sold to an unrelated third party in August, 2001. The Partnership owns a 60.0% interest in a Tumbleweed restaurant in Columbus, Ohio. The remaining interest in this property is owned by AEI Real Estate Fund XVIII Limited Partnership. The Partnership owns a 2.5775% interest in a Marie Callender's restaurant. The remaining interests in this property are owned by unrelated third parties. AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership, owned a 53.0% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2000. The Partnership owns a 13.0% interest in a Razzoo's restaurant in Austin, Texas. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership. The Partnership owns a 16.0% interest in a Razzoo's restaurant in Alpharetta, Georgia. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owns a 52.0% interest in a Johnny Carino's restaurant in San Antonio, Texas. The remaining interest in this property is owned by AEI Income & Growth Fund 23 LLC. The Partnership owns a 28% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The Partnership owned a 33.0% interest in a Media Play retail store. The remaining interests in this property were owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2001          2000
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 273,069      $ 241,198
                                                ========       ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  29,611      $  77,033
                                                ========       ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $55,145 and $24,597
  for 2001 and 2000, respectively.             $ (28,882)     $ (16,554)
                                                ========       ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $       0      $  38,220
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

                   DECEMBER 31, 2001 AND 2000

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

(5)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years, except for the Marie Callender's, Tumbleweed, Razzoo's and Taco Cabana restaurants, and the Party City retail store, which have Lease terms of 15 years, and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed, Razzoo's and Taco Cabana restaurants, the Applebee's restaurants in Aurora, Colorado and Temple
     Terrace, Florida, and the Denny's and HomeTown Buffet restaurants, which have renewal options that may extend the Lease term an additional 10 years, and the Garden Ridge retail store, which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are commercial, single-tenant buildings. The Taco Cabana restaurant in Houston, Texas was constructed in 1987 and acquired in 1991. The Denny's restaurant was constructed and acquired in 1994. The Garden Ridge retail store was constructed and acquired in 1996. The Party City retail store was constructed and acquired in 1997. The Champps Americana restaurant in Troy, Michigan and Tumbleweed restaurants were constructed and acquired in 1998. The Marie Callender's restaurant was constructed in 1998, and acquired in 1999. The land for the two Razzoo's restaurants was acquired in 2000 and construction of the restaurants was completed in 2001. The Johnny Carino's restaurant was constructed and acquired in 2001. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The remaining properties were constructed and acquired in either 1992 or 1993. There have been no costs capitalized as improvements subsequent to the acquisitions.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Investments in Real Estate - (Continued)

     For those properties in the table below which do not have land costs, the lessee has entered into land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at December 31, 2001 are as follows:

                                           Buildings and          Accumulated
Property                           Land      Equipment    Total   Depreciation

Taco Cabana, Houston, TX      $   334,414  $  212,908  $   547,322 $   73,927
Taco Cabana, San Antonio, TX      598,533     548,741    1,147,274    186,367
Taco Cabana, Waco, TX               7,788      11,933       19,721      3,958
Applebee's, Aurora, CO             15,969      28,813       44,782      9,474
Applebee's, Crestwood, MO               0     803,418      803,418    246,403
Applebee's, Crestview Hills, KY     4,490       9,549       14,039      2,855
HomeTown Buffet, Tucson, AZ        15,314      13,104       28,418      3,731
Applebee's, Temple Terrace, FL     44,568      51,694       96,262     15,831
Applebee's, Beaverton, OR         636,972   1,123,107    1,760,079    321,395
Denny's, Apple Valley, CA         461,013     716,641    1,177,654    192,857
Garden Ridge, Pineville, NC     1,171,849   2,443,529    3,615,378    468,343
Party City, Gainesville, GA       642,964     792,345    1,435,309    116,063
Champps Americana, Troy, MI       381,640     799,545    1,181,185     92,526
Tumbleweed, Chillicothe, OH       206,725     298,500      505,225     33,261
Tumbleweed, Columbus, OH          321,614     501,882      823,496     53,038
Marie Callender's, Henderson, NV   18,209      25,933       44,142      1,945
Razzoo's, Austin, TX              175,141     242,798      417,939      4,214
Razzoo's, Alpharetta, GA          251,695     346,414      598,109      5,367
Johnny Carino's, San Antonio, TX  417,476     777,456    1,194,932      4,367
Champps Americana, Utica, MI      320,269           0      320,269          0
                                ----------  ----------  ----------- ----------
                               $6,026,643  $9,748,310  $15,774,953 $1,835,922
                                ==========  ==========  =========== ==========


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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Investments in Real Estate - (Continued)

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

     On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $176,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Effective October 4, 2000, the annual rent was increased to $17,238. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $41,346. The Partnership's share of the total acquisition costs, including the cost of the land, was $417,939.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Investments in Real Estate - (Continued)

     On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $257,280. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Effective November 26, 2000, the annual rent was increased to $25,085. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $59,157. The Partnership's share of the total acquisition costs, including the cost of the land, was $598,109.

     On  February  2,  2001,  the  Partnership  purchased  a  52%
     interest in a parcel of land in San Antonio, Texas for $401,440. The land is leased to Kona Restaurant Group, Inc.
     (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $42,151. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On November 2, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $126,235. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,194,932.

     On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $320,269. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2001, the Partnership had advanced $460,119 for the construction of the property and was charging interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total purchase price, including the cost of the land, was approximately $980,000.

     The Partnership owns a 2.4058% interest in a Taco Cabana restaurant in Waco, Texas, a 3.3979% interest in an
     Applebee's restaurant in Aurora, Colorado, a 1.1054% interest in an Applebee's restaurant in Crestview, Kentucky, a 2.2074% interest in a HomeTown Buffet restaurant in Tucson, Arizona, and a 9.0963% interest in an Applebee's restaurant in Temple Terrace, Florida. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Investments in Real Estate - (Continued)

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2001 are as follows:

                       2002           $ 2,046,008
                       2003             2,068,881
                       2004             2,104,717
                       2005             2,129,347
                       2006             2,123,915
                       Thereafter      16,640,230
                                       ----------
                                      $27,113,098
                                       ==========

     There were no contingent rents recognized in 2001 and 2000.

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                  2001          2000
      Tenants                 Industry

     Garden Ridge L.P.       Retail            $  417,283   $  383,973
     Texas Taco Cabana L.P.  Restaurant           288,475      278,719
     WCM Oregon, L.L.C.      Restaurant           263,521      254,610
                                                ----------   ----------

     Aggregate rent revenue of major tenants   $  969,279   $  917,302
                                                ==========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                52%          49%
                                                ==========   ==========



   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(7)  Partners' Capital -

     Cash distributions of $17,162 and $16,080 were made to the General Partners and $1,661,501 and $1,511,527 were made to the Limited Partners for the years ended December 31, 2001 and 2000, respectively. The Limited Partners' distributions represent $81.02 and $73.31 per Limited Partnership Unit outstanding using 20,507 and 20,619 weighted average Units in 2001 and 2000, respectively. The distributions represent $65.05 and $73.31 per Unit of Net Income and $15.97 and $-0-per Unit of return of contributed capital in 2001 and 2000, respectively.

     Distributions of Net Cash Flow to the General Partners during 2001 and 2000 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

     During  2001,  eight Limited Partners redeemed  a  total  of
     62.63 Partnership Units for $37,524 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2000, fifteen Limited Partners redeemed a total of 128.5 Partnership Units for $80,384. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $976.91 per original $1,000 invested.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                 2001          2000

     Net Income for Financial
      Reporting Purposes                      $1,420,095    $1,757,699

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                          38,273        30,480

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                           7,481             0

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain
      for Financial Reporting Purposes                 0      (801,666)
                                               -----------   -----------
           Taxable Income to Partners         $1,465,849    $  986,513
                                               ===========   ===========



   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                                2001           2000

     Partners' Capital for
       Financial  Reporting Purposes        $14,707,963    $15,004,055

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                         98,284         60,011

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                          7,481              0

     Syndication Costs Treated as
      Reduction of Capital
      For Financial Reporting Purposes        3,012,278      3,012,278
                                             -----------    -----------
           Partners' Capital for
               Tax  Reporting Purposes      $17,826,006    $18,076,344
                                             ===========    ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2001                    2000
                           Carrying       Fair      Carrying       Fair
                            Amount        Value      Amount        Value

     Cash                $      472   $      472   $      572   $      572
     Money Market Funds     719,699      719,699    2,341,110    2,341,110
                          ----------   ----------   ----------   ----------
       Total Cash and
        Cash Equivalents $  720,171   $  720,171   $2,341,682   $2,341,682
                          ==========   ==========   ==========   ==========

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

        Robert P. Johnson, age 57, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December, 2002. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in two LLCs.

        Mark E. Larson, age 49, is Executive Vice President, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December, 2002. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2002:

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2001.

Person or Entity                                    Amount Incurred From
 Receiving                  Form and Method     Inception (September 14, 1990)
Compensation                of Compensation          To December 31, 2001

AEI Securities, Inc.   Selling Commissions equal to       $2,115,193
                       7% of proceeds plus a 3%
                       nonaccountable expense allowance,
                       most of which was reallowed to
                       Participating Dealers.

General Partners and   Reimbursement at Cost for other    $  903,786
Affiliates             Organization and Offering Costs.

General Partners and   Reimbursement at Cost for all      $  517,691
Affiliates             Acquisition Expenses.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

Person or Entity                                    Amount Incurred From
 Receiving                  Form and Method     Inception (September 14, 1990)
Compensation                of Compensation          To December 31, 2001

General Partners and   Reimbursement at Cost for all      $2,631,694
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

General Partners       1% of Net Cash Flow in any fiscal  $  162,054
                       year until the Limited Partners
                       have received annual, non-cumulative
                       distributions of Net Cash Flow equal
                       to 10% of their Adjusted Capital
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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2001, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

    10.49 Property Co-Tenancy Ownership Agreement dated March 5, 1999 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Terry Harsha, Sr. and Janet Sue Harsha relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit
    10.2 of Form 10-QSB filed on May 7, 1999).

    10.50 Property Co-Tenancy Ownership Agreement dated March 29, 1999 between the Partnership and the Eugene M. Hamilton Family Revocable Trust relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on May 7,
    1999).

    10.51       Property  Co-Tenancy  Ownership  Agreement  dated
    March 31, 1999 between the Partnership and Tom S. Obata relating to the property at 300 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on May 7, 1999).

    10.52 Property Co-Tenancy Ownership Agreement dated June 17, 1999 between the Partnership and John F. Comer and Kitty
    R. Comer relating to the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on July 30, 1999).

    10.53 Lease Agreement dated September 28, 1999 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Marie Callender Pie Shops, Inc. relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 8, 1999).

    10.54 Development Financing Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's Inc. relating to the property at 11617 Research Boulevard, Austin, Texas. (incorporated by reference to
    Exhibit 10.1 of Form 10-QSB filed on August 2, 2000).

    10.55 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc.
    relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on August 2, 2000).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                            Description

    10.56 Purchase Agreement dated June 1, 2000, between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Grace Noltensmeier relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on August 2, 2000).

    10.57 Property Co-Tenancy Ownership Agreement dated June 14, 2000 between the Partnership and Grace Noltensmeier relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on August 2, 2000).

    10.58 Purchase Agreement dated June 12, 2000 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and MAH Properties LLC relating to the property at 7370 W. 153rd Street, Apple Valley, Minnesota (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on August 2, 2000).

    10.59 Purchase Agreement dated June 19, 2000 between the Partnership and Judith K. Westphal Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on August 2, 2000).

    10.60 Property Co-Tenancy Ownership Agreement dated June 23, 2000 between the Partnership and Judith K. Westphal Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to
    Exhibit 10.7 of Form 10-QSB filed on August 2, 2000).

    10.61 Development Financing Agreement dated June 30, 2000 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI
    Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to
    Exhibit 10.8 of Form 10-QSB filed on August 2, 2000).

    10.62 Net Lease Agreement dated June 30, 2000 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit
    10.9 of Form 10-QSB filed on August 2, 2000).

    10.63 Purchase Agreement dated July 18, 2000 between the Partnership and The Charles M. and Judith K. Westfahl
    Community Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.10 of Form 10-QSB filed on August 2,
    2000).

    10.64 Property Co-Tenancy Ownership Agreement dated July 24, 2000 between the Partnership and The Charles M. and Judith K. Westfahl Community Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.11 of Form 10-QSB filed on August 2, 2000).

    10.65 Purchase Agreement dated July 10, 2000, between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Shigemi Miya Family Protection Trust
    relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 7, 2000).

    10.66 Purchase Agreement dated August 10, 2000 between the Partnership and Cheeseman Family Revocable Living Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on November 7, 2000).

    10.67 Property Co-Tenancy Ownership Agreement dated August 21, 2000 between the Partnership and Cheeseman Family Revocable Living Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on November 7, 2000).

    10.68 Property Co-Tenancy Ownership Agreement dated August 21, 2000 between the Partnership and Shigemi Miya Family Protection Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on November 7, 2000).

    10.69 Asset Purchase Agreement dated September 18, 2000 between the Partnership and Southern River Restaurants, LLC relating to the property at Highway 190 and I-12, Covington, Louisiana (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on November 7, 2000).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                            Description

    10.70 Development Financing Agreement dated February 2, 2001 between the Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit 10.77 of Form 10-KSB filed on March 9,
    2001).

    10.71 Net Lease Agreement dated February 2, 2001 between the Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit 10.78 of Form 10-KSB filed on March 9, 2001).

    10.72 Developing Financing Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 10, 2001).

    10.73 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on May 10,
    2001).

    10.74 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 7,
    2001).

    10.75 First Amendment to Net Lease Agreement dated July 11, 2001 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI
    Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to
    Exhibit 10.2 of Form 10-QSB filed on August 7, 2001).

    10.76 First Amendment to Net Lease Agreement dated November 2, 2001 between the Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 7, 2001).

    10.77 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan.

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


                           AEI NET LEASE INCOME & GROWTH FUND XIX
                           Limited Partnership
                           By: AEI Fund Management XIX, Inc.
                           Its Managing General Partner



March 8, 2002              By:/s/ Robert P. Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                          Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 8, 2002
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer     March 8, 2002
    Mark E. Larson      and Chief Financial Officer
                        (Principal Accounting Officer)