Form 10QSB
period 2002-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2002-05-13
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2002 and December 31, 2001

         Statements for the Periods ended March 31, 2002 and 2001:

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

                          BALANCE SHEET

              MARCH 31, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                      2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   586,959    $   720,171
  Receivables                                               0         25,115
                                                   -----------    -----------
      Total Current Assets                            586,959        745,286
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              6,052,928      6,026,643
  Buildings and Equipment                          10,365,630      9,748,310
  Construction in Progress                                  0        460,119
  Accumulated Depreciation                         (1,922,729)    (1,835,922)
                                                   -----------    -----------
      Net Investments in Real Estate               14,495,829     14,399,150
                                                   -----------    -----------
           Total  Assets                          $15,082,788    $15,144,436
                                                   ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    26,788    $    25,068
  Distributions Payable                               411,544        411,405
  Unearned Rent                                        19,747              0
                                                   -----------    -----------
      Total Current Liabilities                       458,079        436,473
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                       (833)             0
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units
   issued; 20,460 Units outstanding                14,625,542     14,707,963
                                                   -----------    -----------
      Total Partners' Capital                      14,624,709     14,707,963
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $15,082,788    $15,144,436
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                      2002          2001

INCOME:
   Rent                                           $   519,246    $   445,143
   Investment Income                                    7,806         47,151
                                                   -----------    -----------
        Total Income                                  527,052        492,294
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             78,365         68,354
   Partnership Administration and Property
      Management - Unrelated Parties                   16,095          5,858
   Depreciation                                        86,807         72,586
                                                   -----------    -----------
        Total Expenses                                181,267        146,798
                                                   -----------    -----------

NET INCOME                                        $   345,785    $   345,496
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $     3,458    $     3,455
   Limited Partners                                   342,327        342,041
                                                   -----------    -----------
                                                  $   345,785    $   345,496
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (20,460 and 20,523 weighted average Units
 outstanding in 2002 and 2001, respectively)      $     16.73    $     16.67
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   345,785    $   345,496

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      86,807         72,586
     (Increase) Decrease in Receivables                25,115         (6,125)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       1,720         (8,036)
     Increase in Unearned Rent                         19,747         11,674
                                                   -----------    -----------
        Total Adjustments                             133,389         70,099
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          479,174        415,595
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (183,486)      (492,556)
   Payments Received on Short-Term Notes Receivable         0        656,040
                                                   -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                         (183,486)       163,484
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                      139              0
   Distributions to Partners                         (429,039)      (391,177)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (428,900)      (391,177)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (133,212)       187,902

CASH AND CASH EQUIVALENTS, beginning of period        720,171      2,341,682
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   586,959    $ 2,529,584
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General     Limited                    Units
                              Partners    Partners      Total     Outstanding


BALANCE, December 31, 2000   $(31,516)  $15,035,571  $15,004,055   20,522.92

  Distributions                (3,912)     (387,265)    (391,177)

  Net Income                    3,455       342,041      345,496
                              --------   -----------  -----------  ----------
BALANCE, March 31, 2001      $(31,973)  $14,990,347  $14,958,374   20,522.92
                              ========   ===========  ===========  ==========


BALANCE, December 31, 2001   $      0   $14,707,963  $14,707,963   20,460.29

  Distributions                (4,291)     (424,748)    (429,039)

  Net Income                    3,458       342,327      345,785
                              --------   -----------  -----------  ----------
BALANCE, March 31, 2002      $   (833)  $14,625,542  $14,624,709   20,460.29
                              ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on May 31, 1991 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The offering terminated February 5, 1993 when the extended offering period expired. The Partnership received subscriptions for 21,151.928 Limited Partnership Units. Under the terms of the Limited Partnership Agreement, the Limited Partners and General
     Partners contributed funds of $21,151,928, and $1,000, respectively.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total acquisition costs, including the cost of the land, was $963,874. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2002 and 2001, the Partnership recognized rental income of $519,246 and $445,143, respectively. During the same periods, the Partnership earned investment income of $7,806 and $47,151, respectively. In 2002, rental income increased as a result of additional rent received from four property acquisitions in 2002 and 2001 and rent increases on fourteen properties. The increase in rental income was partially offset by a decrease in investment income earned on net sale proceeds prior to the purchase of property.

       During the three months ended March 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $78,365 and $68,354, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,095 and $5,858, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2002, the Partnership's annualized cash distribution rate was 8.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.


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

Liquidity and Capital Resources

        During the three months ended March 31, 2002, the Partnership's cash balances decreased $133,212 as the result of cash used to purchase property. Net cash provided by operating activities increased from $415,595 in 2001 to $479,174 in 2002 as the result of an increase in income in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in Partnership administration expenses in 2002.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2002 and 2001, the Partnership expended $183,486 and $492,556, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


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

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total acquisition costs, including the cost of the land, was $963,874. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 2001, the Partnership's distribution rate was increased from 7.75% to 8.5%. As a result, distributions were higher in 2002, when compared to 2001.


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

       a. Exhibits - None.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 30, 2002      AEI Net Lease Income & Growth Fund XIX
                            Limited Partnership
                            By:  AEI Fund Management XIX, Inc.
                            Its: Managing General Partner



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