Form 10QSB
period 2002-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2002-08-14
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2002

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

                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2002 and December 31, 2001

         Statements for the Periods ended June 30, 2002 and 2001:

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

                          BALANCE SHEET

               JUNE 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                   2002             2001

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   636,669      $   720,171
  Receivables                                            0           25,115
                                                -----------      -----------
      Total Current Assets                         636,669          745,286
                                                -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           6,052,928        6,026,643
  Buildings and Equipment                       10,365,630        9,748,310
  Construction in Progress                               0          460,119
  Accumulated Depreciation                      (2,011,989)      (1,835,922)
                                                -----------      -----------
      Net Investments in Real Estate            14,406,569       14,399,150
                                                -----------      -----------
           Total  Assets                       $15,043,238      $15,144,436
                                                ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    49,876      $    25,068
  Distributions Payable                            411,543          411,405
  Unearned Rent                                     19,935                0
                                                -----------      -----------
      Total Current Liabilities                    481,354          436,473
                                                -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (1,461)               0
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units
   issued; 20,460 Units outstanding             14,563,345       14,707,963
                                                -----------      -----------
    Total Partners' Capital                     14,561,884       14,707,963
                                                -----------      -----------
      Total Liabilities and Partners' Capital  $15,043,238      $15,144,436
                                                ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                              Three Months Ended        Six Months Ended
                             6/30/02       6/30/01     6/30/02      6/30/01

INCOME:
   Rent                     $ 529,928    $ 466,502    $1,049,174  $  911,645
   Investment Income            1,845       46,554         9,651      93,705
                             ---------    ---------    ----------  ----------
        Total Income          531,773      513,056     1,058,825   1,005,350
                             ---------    ---------    ----------  ----------

EXPENSES:
   Partnership Administration -
     Affiliates                61,923       71,315       140,288     139,669
   Partnership Administration
     and Property Management -
     Unrelated Parties         14,377        6,825        30,472      12,683
   Depreciation                89,260       72,586       176,067     145,172
                             ---------    ---------    ----------  ----------
        Total Expenses        165,560      150,726       346,827     297,524
                             ---------    ---------    ----------  ----------

NET INCOME                  $ 366,213    $ 362,330    $  711,998  $  707,826
                             =========    =========    ==========  ==========

NET INCOME ALLOCATED:
   General Partners         $   3,662    $  14,623    $    7,120  $   18,078
   Limited Partners           362,551      347,707       704,878     689,748
                             ---------    ---------    ----------  ----------
                            $ 366,213    $ 362,330    $  711,998  $  707,826
                             =========    =========    ==========  ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (20,460 and 20,523 weighted average
 Units outstanding in 2002 and 2001,
 respectively)              $   17.72    $   16.94    $    34.45  $    33.61
                             =========    =========    ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        2002         2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   711,998  $   707,826

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       176,067      145,172
     (Increase) Decrease in Receivables                  25,115      (20,617)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        24,808       (9,143)
     Increase in Unearned Rent                           19,935       13,844
                                                     -----------  -----------
        Total Adjustments                               245,925      129,256
                                                     -----------  -----------
        Net Cash Provided By
        Operating Activities                            957,923      837,082
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (183,486)  (1,573,568)
   Payments received on Short-Term Notes Receivable           0      656,040
                                                     -----------  -----------
        Net Cash Used For
        Investing Activities                           (183,486)    (917,528)
                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                        138       36,305
   Distributions to Partners                           (858,077)    (820,211)
                                                     -----------  -----------
        Net Cash Used For
        Financing Activities                           (857,939)    (783,906)
                                                     -----------  -----------
NET DECREASE IN CASH
AND CASH EQUIVALENTS                                    (83,502)    (864,352)

CASH AND CASH EQUIVALENTS, beginning of period          720,171    2,341,682
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, end of period            $   636,669  $ 1,477,330
                                                     ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2000  $(31,516)  $15,035,571  $15,004,055    20,522.92

  Distributions               (8,202)     (812,009)    (820,211)

  Net Income                  18,078       689,748      707,826
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2001      $(21,640)  $14,913,310  $14,891,670    20,522.92
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2001  $      0   $14,707,963  $14,707,963    20,460.29

  Distributions               (8,581)     (849,496)    (858,077)

  Net Income                   7,120       704,878      711,998
                             --------   -----------  -----------  -----------
BALANCE, June 30, 2002      $ (1,461)  $14,563,345  $14,561,884    20,460.29
                             ========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002

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

                          JUNE 30, 2002
                           (Continued)

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

                          JUNE 30, 2002
                           (Continued)

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

     In June, 2002, the Partnership entered into an agreement to sell the Applebee's restaurant in Beaverton, Oregon to an unrelated third party. On August 1, 2002, the sale closed with the Partnership receiving net sale proceeds of approximately $3,150,000 which resulted in a net gain of approximately $1,730,000.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

    resolution by the General Partners of conflicts with which they may be confronted;

    the   success  of  the  General  Partners  of   locating
    properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Partnership operate.


Critical Accounting Policies


        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

        The Partnership purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially records the properties at cost (including capitalized acquisition expenses). The Partnership is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate some expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

Results of Operations

        For the six months ended June 30, 2002 and 2001, the Partnership recognized rental income of $1,049,174 and $911,645, respectively. During the same periods, the Partnership earned investment income of $9,651 and $93,705, respectively. In 2002, rental income increased as a result of additional rent received from four property acquisitions in 2002 and 2001 and rent increases on fourteen properties. The increase in rental income was partially offset by a decrease in investment income due to the Partnership receiving less interest income from construction advances and having less money invested, due to property acquisitions, at lower money market interest rates in 2002.

        During the six months ended March 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $140,288 and $139,669, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $30,472 and $12,683, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2002, the Partnership's annualized cash distribution rate was 8.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2002, the Partnership's cash balances decreased $83,502 as the result of cash used to purchase property, which was partially offset by cash generated from operating activities in excess of cash distributed to the Partners. Net cash provided by operating activities increased from $837,082 in 2001 to $957,923 in 2002 as the result of an increase in income in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in Partnership administration expenses in 2002.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2002 and 2001, the Partnership expended $183,486 and $1,573,568, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        In June, 2002, the Partnership entered into an agreement to sell the Applebee's restaurant in Beaverton, Oregon to an unrelated third party. On August 1, 2002, the sale closed with the Partnership receiving net sale proceeds of approximately
$3,150,000,  which  resulted  in  a  net  gain  of  approximately
$1,730,000.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.   Exhibits -
                             Description

       10.1 Purchase and Sale Agreement dated June 10, 2002 between the Partnership and BLW Properties, LLC relating to the property at 1220 NW 185th Avenue, Beaverton, Oregon (incorporated by reference to Form 8-K filed on August 5, 2002).

       99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 6, 2002        AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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