Form 10QSB
period 2002-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2002-11-14
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2002 and December 31, 2001

         Statements for the Periods ended September 30, 2002 and 2001:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          Signatures

          Certifications

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                   2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 3,814,586    $   720,171
  Receivables                                            0         25,115
                                                -----------    -----------
      Total Current Assets                       3,814,586        745,286
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           5,415,956      6,026,643
  Buildings and Equipment                        9,242,523      9,748,310
  Construction in Progress                               0        460,119
  Accumulated Depreciation                      (1,750,032)    (1,835,922)
                                                -----------    -----------
      Net Investments in Real Estate            12,908,447     14,399,150
                                                -----------    -----------
           Total  Assets                       $16,723,033    $15,144,436
                                                ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    84,018    $    25,068
  Distributions Payable                          1,219,866        411,405
  Unearned Rent                                     10,708              0
                                                -----------    -----------
      Total Current Liabilities                  1,314,592        436,473
                                                -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  17,302              0
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units
   issued; 20,460 Units outstanding             15,391,139     14,707,963
                                                -----------    -----------
     Total Partners' Capital                    15,408,441     14,707,963
                                                -----------    -----------
       Total Liabilities and Partners' Capital $16,723,033    $15,144,436
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                               Three Months Ended        Nine Months Ended
                              9/30/02      9/30/01     9/30/02      9/30/01

INCOME:
   Rent                     $  485,753    $ 479,147   $1,534,927   $1,390,792
   Investment Income             9,922       31,929       19,573      125,634
                             ----------    ---------   ----------   ----------
        Total Income           495,675      511,076    1,554,500    1,516,426
                             ----------    ---------   ----------   ----------

EXPENSES:
   Partnership Administration -
     Affiliates                 52,161       92,913      192,449      232,582
   Partnership Administration
     and Property Management -
     Unrelated Parties          17,798       11,592       48,270       24,275
   Depreciation                 82,632       77,122      258,699      222,294
                             ----------    ---------   ----------   ----------
        Total Expenses         152,591      181,627      499,418      479,151
                             ----------    ---------   ----------   ----------

OPERATING INCOME               343,084      329,449    1,055,082    1,037,275

GAIN ON SALE OF REAL ESTATE  1,740,592            0    1,740,592            0
                             ----------    ---------   ----------   ----------
NET INCOME                  $2,083,676    $ 329,449   $2,795,674   $1,037,275
                             ==========    =========   ==========   ==========

NET INCOME ALLOCATED:
   General Partners         $   31,134    $  14,295   $   38,254   $   32,373
   Limited Partners          2,052,542      315,154    2,757,420    1,004,902
                             ----------    ---------   ----------   ----------
                            $2,083,676    $ 329,449   $2,795,674   $1,037,275
                             ==========    =========   ==========   ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (20,460 and 20,523 weighted average
 Units outstanding in 2002 and 2001,
 respectively)              $   100.32    $   15.36   $   134.77   $    48.96
                             ==========    =========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                   2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                 $ 2,795,674     $ 1,037,275

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                  258,699         222,294
     Gain on Sale of Real Estate                (1,740,592)              0
     (Increase) Decrease in Receivables             25,115         (63,178)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   58,950          (6,688)
     Increase in Unearned Rent                      10,708          10,399
                                                -----------     -----------
             Total Adjustments                  (1,387,120)        162,827
                                                -----------     -----------
        Net Cash Provided By
        Operating Activities                     1,408,554       1,200,102
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (183,486)     (2,087,966)
   Proceeds from Sale of Real Estate             3,156,082               0
   Payments Received on Short-Term Notes Receivable      0         656,040
                                                -----------     -----------
        Net Cash Provided By (Used For)
        Investing Activities                     2,972,596      (1,431,926)
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable               808,461          36,305
   Distributions to Partners                    (2,095,196)     (1,249,245)
                                                -----------     -----------
        Net Cash Used For
          Financing Activities                  (1,286,735)     (1,212,940)
                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          3,094,415      (1,444,764)

CASH AND CASH EQUIVALENTS, beginning of period     720,171       2,341,682
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, end of period       $ 3,814,586     $   896,918
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $(31,516)  $15,035,571   $15,004,055    20,522.92

  Distributions              (12,492)   (1,236,753)   (1,249,245)

  Net Income                  32,373     1,004,902     1,037,275
                             ---------  -----------   -----------  -----------
BALANCE, September 30, 2001 $(11,635)  $14,803,720   $14,792,085    20,522.92
                             =========  ===========   ===========  ===========


BALANCE, December 31, 2001  $      0   $14,707,963   $14,707,963    20,460.29

  Distributions              (20,952)   (2,074,244)   (2,095,196)

  Net Income                  38,254     2,757,420     2,795,674
                             ---------  -----------   -----------  -----------
BALANCE, September 30, 2002 $ 17,302   $15,391,139   $15,408,441    20,460.29
                             =========  ===========   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

     In June, 2002, the Partnership entered into an agreement to sell the Applebee's restaurant in Beaverton, Oregon to an unrelated third party. On August 1, 2002, the sale closed with the Partnership receiving net sale proceeds of $3,156,082, which resulted in a net gain of $1,740,592. At the time of sale, the cost and related accumulated depreciation was $1,760,079 and $344,589, respectively.

     In September 2002, the Partnership distributed $808,081 of the net sale proceeds to the Limited and General Partners, which represented a return of capital of $39.10 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


The Application of Critical Accounting Policies

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

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

       For the nine months ended September 30, 2002 and 2001, the Partnership recognized rental income of $1,534,927 and
$1,390,792, respectively. During the same periods, the Partnership earned investment income of $19,573 and $125,634, respectively. In 2002, rental income increased as a result of additional rent received from four property acquisitions in 2002 and 2001 and rent increases on fourteen properties. These increases in rental income were partially offset by a decrease in rental income due to the sale of the Applebee's restaurnt. In 2002, investment income decreased due to the Partnership receiving less interest income from construction advances and having less money invested, due to property acquisitions, at lower money market interest rates.

        During the nine months ended September 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $192,449 and $232,582, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $48,270 and $24,275, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2002, the Partnership's annualized cash distribution rate was 8.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 2002, the Partnership's cash balances increased $3,094,415 mainly as a result of the sale of the Applebee's restaurant. Net cash provided by operating activities increased from $1,200,102 in 2001 to $1,408,554 in 2002 as the result of an increase in income and a decrease in Partnership administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2002, the Partnership generated cash flow from the sale of real estate of $3,156,082. During the nine months ended September 30, 2002 and 2001, the Partnership expended $183,486 and $2,087,966, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        In June, 2002, the Partnership entered into an agreement to sell the Applebee's restaurant in Beaverton, Oregon to an unrelated third party. On August 1, 2002, the sale closed with the Partnership receiving net sale proceeds of $3,156,082, which resulted in a net gain of $1,740,592. At the time of sale, the cost and related accumulated depreciation was $1,760,079 and $344,589, respectively.

       In September 2002, the Partnership distributed $808,081 of the net sale proceeds to the Limited and General Partners, which represented a return of capital of $39.10 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective April 1, 2001, the Partnership's regular distribution rate was increased from 7.75% to 8.5%.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On October 1, 2002, six Limited Partners redeemed a total of 47.0 Partnership Units for $23,661 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of fifty-six Limited Partners redeemed 691.64 Partnership Units for $480,224. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Partnership as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Partnership required to be included in periodic SEC filings.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the period covered by this report or, to the Managing General Partner's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits -
                             Description

10.1  Purchase  and Sale Agreement dated June 10, 2002  between the Partnership and BLW Properties, LLC relating to the property at 1220 NW 185th Avenue, Beaverton, Oregon (incorporated by reference to Exhibit 10.1of Form 8-K filed on August 5, 2002).

99.1  Certification  of  Chief  Executive  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  of  Chief  Financial  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports filed on Form  8-K - During   the  quarter  ended
                                        September   30,   2002,  the
                                        Partnership   filed  a  Form
                                        8-K   dated  August  5, 2002
                                        reporting   the  disposition
                                        of the Applebee's restaurant
                                        in Beaverton, Oregon.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 1, 2002      AEI Net Lease Income & Growth  Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)



                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Net Lease Income & Growth Fund XIX Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002       /s/ Robert P Johnson
                                  Robert P. Johnson, President
                                  AEI Fund Management XIX, Inc.
                                  Managing General Partner





                         CERTIFICATIONS

I, Mark E. Larson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Net Lease Income & Growth Fund XIX Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002      /s/ Mark E Larson
                                 Mark E. Larson, Chief Financial Officer
                                 AEI Fund Management XIX, Inc.
                                 Managing General Partner