Form 10KSB
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2003-03-24
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2002

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

The Issuer's revenues for year ended December 31, 2002 were $2,026,447.

As of February 28, 2003, there were 20,408.17 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,408,170.
               DOCUMENTS INCORPORATED BY REFERENCE

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

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased nineteen properties, including partial interests in four properties, at a total cost of $16,994,880. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings leased under triple net leases.

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

       In June 2002, the Partnership entered into an agreement to sell the Applebee's restaurant in Beaverton, Oregon to an unrelated third party. On August 1, 2002, the sale closed with the Partnership receiving net sale proceeds of $3,156,082, which resulted in a net gain of $1,740,592. At the time of sale, the cost and related accumulated depreciation was $1,760,079 and $344,589, respectively.

        Subsequent to December 31, 2002, the Partnership sold 4.3254% of the Garden Ridge retail store in Pineville, North Carolina to an unrelated third party. The Partnership received net sale proceeds of approximately $464,000, which resulted in a net gain of approximately $140,000.
        Subsequent to December 31, 2002, the Partnership entered into an agreement to sell the Party City retail store in Gainesville, Georgia to an unrelated third party. The net sale proceeds will be approximately $1,711,000, which will result in a net gain of approximately $427,000.

Major Tenants

        During 2002, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 47% of total rental revenue in 2002. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2003 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2002.

                                Total Property               Annual   Annual
                      Purchase    Acquisition               Lease    Rent Per
Property                Date         Costs    Lessee        Payment   Sq. Ft.

Taco Cabana Restaurant
   Houston, TX                             Texas Taco
   (38.2362%)          7/31/91  $  547,322 Cabana L.P.       $ 91,519 $ 64.36

Taco Cabana Restaurant                     Texas Taco
    San Antonio, TX    3/16/92  $1,147,274 Cabana L.P.       $205,256 $ 75.46

Taco Cabana Restaurant
   Waco, TX                               Texas Food
   (2.4058%)            5/1/92  $   19,721 Concepts          $  3,178 $ 47.83

Applebee's Restaurant
   Aurora, CO                                  RCI
   (3.3979%)          12/22/92  $   44,782 Realty LLC        $  7,187 $ 45.99

Applebee's Restaurant                         Gourmet
   Crestwood, MO       4/14/93  $  803,418 Systems, Inc.     $129,649 $ 25.85

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                                 Total Property             Annual    Annual
                      Purchase     Acquisition              Lease    Rent Per
Property                Date         Costs     Lessee       Payment  Sq. Ft.

Applebee's Restaurant
   Crestview Hills, KY                        Thomas
   (1.1054%)           6/15/93  $   14,039 and King, Inc.    $  2,256 $ 37.46

HomeTown Buffet Restaurant
   Tucson, AZ                                Summit Family
   (2.2074%)           6/16/93  $   28,418 Restaurants, Inc. $  4,476 $ 21.07

Applebee's Restaurant
   Temple Terrace, FL                      Casual Restaurant
   (9.0963%)           10/1/93  $   96,262 Concepts II, Inc. $ 16,470 $ 39.02

Denny's                                    Apple Investment
    Apple Valley, CA    5/2/94  $1,177,654    Group, Inc.    $196,038 $ 37.81

Garden Ridge Retail Store
   Pineville, NC                             Garden
   (40.75%)            3/28/96  $3,615,378 Ridge L.P.        $423,945 $  7.37

Party City Retail Store                    Party City of
    Gainesville, GA   12/18/97  $1,435,309 Atlanta, Inc.     $163,054 $ 15.49

Champps
   Americana Restaurant                      Champps
   Troy, MI                                 Operating
   (23.95%)             9/3/98  $1,181,185 Corporation       $131,617 $ 49.56

Tumbleweed Restaurant
   Chillicothe, OH
   (40.0%)            11/20/98  $  505,225 Tumbleweed, Inc.  $ 55,145 $ 25.14

Tumbleweed Restaurant
   Columbus, OH
   (60.0%)            12/28/98  $  823,496 Tumbleweed, Inc.  $ 88,188 $ 26.81

Marie Callender's Restaurant                    Marie
   Henderson, NV                              Callender
   (2.5775%)           9/28/99  $   44,142 Pie Shops, Inc.   $  4,163 $ 26.85

Razzoo's Restaurant
   Austin, TX                              Razzoo's,
   (13.0%)             6/27/01  $  417,939   Inc.            $ 41,346 $ 32.45

Razoo's Restaurant
   Alpharetta, GA                          Razzoo's
   (16.0%)             7/11/01  $  598,109   Inc.            $ 59,157 $ 45.67

Johnny Carino's Restaurant
   San Antonio, TX                         Kona Restaurant
   (52.0%)             11/2/01  $1,194,932   Group, Inc.     $126,235 $ 37.50

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                               Total Property               Annual    Annual
                       Purchase  Acquisition                 Lease   Rent Per
Property                 Date      Costs      Lessee        Payment   Sq. Ft.

Champps
   Americana Restaurant                      Champps
   Utica, MI                                Operating
   (28.0%)             2/12/02  $  963,874 Corporation       $105,350 $ 47.24

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Taco Cabana restaurant in Houston, Texas is owned by AEI Real Estate Fund 86-A Limited Partnership. The remaining interests in the Garden Ridge retail store are owned by AEI Net Lease Income & Growth Fund XX and AEI Income & Growth Fund XXI Limited Partnerships. The remaining interests in the Champps Americana restaurant in Troy, Michigan are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party. The remaining interest in the Tumbleweed restaurant in Columbus, Ohio is owned by AEI Real Estate Fund XVIII Limited Partnership. The remaining interests in the Razzoo's restaurant in Austin, Texas are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Razzoo's restaurant in Alpharetta, Georgia are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Johnny Carino's restaurant is owned by AEI Income & Growth Fund 23 LLC. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Marie Callender's restaurant, the HomeTown Buffet restaurant, the Taco Cabana restaurant in Waco, Texas, and the Applebee's restaurants in Aurora, Colorado, Crestview Hills, Kentucky and Temple Terrace, Florida are owned by unrelated third parties.

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

       The initial Lease terms are 20 years, except for the Marie Callender's, Tumbleweed, Razzoo's and Taco Cabana restaurants, and the Party City retail store, which have lease terms of 15 years and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed, Razzoo's and Taco Cabana restaurants, the Applebee's restaurants in Aurora, Colorado and Temple Terrace, Florida, and the Denny's and HomeTown Buffet restaurants, which have renewal options that may extend the Lease term an additional 10 years and the Garden Ridge retail store, which has renewal options that may extend the Lease term an additional 25 years.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        Through December 31, 2002, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

               None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2002, there were 1,453 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 2002, six Limited Partners redeemed a total of 47.0 Partnership Units for $23,661 in accordance with the Partnership Agreement. In prior years, a total of 56 Limited Partners redeemed 691.64 Partnership Units for $480,224. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $25,309 and $17,162 were made to the General Partners and $2,481,984 and $1,661,501 were made to the Limited Partners in 2002 and 2001, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS. (Continued)

        As part of the Limited Partner distributions discussed above, the Partnership distributed $800,000 of proceeds from a property sale in 2002. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

       - Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

       - the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

       - resolution by the General Partners of conflicts with which they may be confronted;

       - the   success  of  the  General  Partners  of   locating
          properties with favorable risk return characteristics;

       - the effect of tenant defaults; and

       - the condition of the industries in which the tenants of properties owned by the Partnership operate.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2002 and 2001, the Partnership recognized rental income of $1,998,305 and
$1,880,434, respectively. During the same periods, the Partnership earned investment income of $28,142 and $146,633, respectively. In 2002, rental income increased as a result of additional rent received from four property acquisitions in 2002 and 2001 and rent increases on fourteen properties. These increases in rental income were partially offset by a decrease in rental income due to the sale of the Applebee's restaurant in Beaverton, Oregon. In 2002, investment income decreased due to the Partnership receiving less interest income from construction advances and having less money invested, due to property acquisitions, at lower money market interest rates.

        During the years ended December 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $223,806 and $273,069, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $47,935 and $29,611, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2002, the Partnership's annualized cash distribution rate was 8.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2002, the Partnership's cash balances increased $2,219,377 mainly as a result of cash generated from the sale of the Applebee's restaurant, which was partially offset by a distribution of a portion of the sale proceeds to the Partners and cash used to purchase property. Net cash provided by operating activities increased from $1,687,889 in 2001 to $1,793,596 in 2002 as the result of a decrease in Partnership administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2002, the Partnership generated cash flow from the sale of real estate of $3,156,082. During the year ended December 31, 2001, the Partnership received $656,040 in satisfaction of a note, which was received as part of a property sale that closed in 2000. During the years ended December 31, 2002 and 2001, the Partnership expended $183,486 and $2,285,509, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

       In June 2002, the Partnership entered into an agreement to sell the Applebee's restaurant in Beaverton, Oregon to an unrelated third party. On August 1, 2002, the sale closed with the Partnership receiving net sale proceeds of $3,156,082, which resulted in a net gain of $1,740,592. At the time of sale, the cost and related accumulated depreciation was $1,760,079 and $344,589, respectively.

        Subsequent to December 31, 2002, the Partnership sold 4.3254% of the Garden Ridge retail store in Pineville, North Carolina to an unrelated third party. The Partnership received net sale proceeds of approximately $464,000, which resulted in a net gain of approximately $140,000.

        Subsequent to December 31, 2002, the Partnership entered into an agreement to sell the Party City retail store in Gainesville, Georgia to an unrelated third party. The net sale proceeds will be approximately $1,711,000, which will result in a net gain of approximately $427,000.

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

       During 2002, six Limited Partners redeemed a total of 47.0 Partnership Units for $23,661 in accordance with the Partnership Agreement. In prior years, a total of 56 Limited Partners redeemed 691.64 Partnership Units for $480,224. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.






   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




                                                            Page

Report of Independent Auditors                               16

Balance Sheet as of December 31, 2002 and 2001               17

Statements for the Years Ended December 31, 2002 and 2001:

     Income                                                  18

     Cash Flows                                              19

     Changes in Partners' Capital                            20

Notes to Financial Statements                           21 - 33







                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota







      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2002 and 2001 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.









Minneapolis, Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 21, 2003                Certified Public Accountants

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                              2002        2001

CURRENT ASSETS:
  Cash and Cash Equivalents              $ 2,939,548 $   720,171
  Receivables                                      0      25,115
                                           ---------   ---------
      Total Current Assets                 2,939,548     745,286
                                           ---------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                     5,415,956   6,026,643
  Buildings and Equipment                  9,242,523   9,748,310
  Construction in Progress                         0     460,119
      Accumulated Depreciation            (1,829,350) (1,835,922)
                                           ---------   ---------
      Net Investments in Real Estate      12,829,129  14,399,150
                                           ---------   ---------
           Total  Assets                 $15,768,677 $15,144,436
                                           =========   =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.   $    38,843 $    25,068
  Distributions Payable                      395,544     411,405
                                           ---------   ---------
      Total Current Liabilities              434,387     436,473
                                           ---------   ---------
PARTNERS' CAPITAL:
  General Partners                            17,295           0
  Limited Partners, $1,000 Unit Value;
      30,000 Units authorized; 21,152
      Units issued; 20,413 and 20,460
      Units outstanding in 2002
      and 2001, respectively              15,316,995  14,707,963
                                           ---------   ---------
      Total Partners' Capital             15,334,290  14,707,963
                                           ---------   ---------
           Total Liabilities
           and Partners' Capital         $15,768,677 $15,144,436
                                           =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                             2002       2001

INCOME:
  Rent                                   $ 1,998,305 $ 1,880,434
  Investment Income                           28,142     146,633
                                           ---------   ---------
      Total Income                         2,026,447   2,027,067
                                           ---------   ---------

EXPENSES:
  Partnership Administration - Affiliates 223,806 273,069 Partnership Administration and Property
     Management - Unrelated Parties           47,935      29,611
  Depreciation                               338,017     304,292
                                           ---------   ---------
      Total Expenses                         609,758     606,972
                                           ---------   ---------

OPERATING INCOME                           1,416,689   1,420,095

GAIN ON SALE OF REAL ESTATE                1,740,592           0
                                           ---------   ---------
NET INCOME                               $ 3,157,281 $ 1,420,095
                                           =========   =========

NET INCOME ALLOCATED:
  General Partners                       $    42,604 $    48,678
  Limited Partners                         3,114,677   1,371,417
                                           ---------   ---------
                                         $ 3,157,281 $ 1,420,095
                                           =========   =========

NET INCOME PER LIMITED PARTNERSHIP UNIT
   (20,449 and 20,507 weighted average
   Units outstanding in 2002 and 2001,
   respectively)                         $    152.31 $     66.88
                                            ========    ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                             2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                             $ 3,157,281 $ 1,420,095

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                            338,017     304,292
     Gain on Sale of Real Estate          (1,740,592)          0
     Decrease in Receivables                  25,115         499
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.             13,775     (36,997)
                                           ---------   ---------
           Total Adjustments              (1,363,685)    267,794
                                           ---------   ---------
       Net Cash Provided By
           Operating Activities            1,793,596   1,687,889
                                           ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                (183,486) (2,285,509)
  Proceeds from Sale of Real Estate        3,156,082           0
  Payments Received on Short-Term
    Notes Receivable                               0     656,040
                                           ---------   ---------
       Net Cash Provided By (Used For)
           Investing Activities            2,972,596  (1,629,469)
                                           ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in
     Distributions Payable                   (15,861)     36,256
   Distributions to Partners              (2,507,054) (1,678,284)
   Redemption Payments                       (23,900)    (37,903)
                                           ---------   ---------
       Net Cash Used For
           Financing Activities           (2,546,815) (1,679,931)
                                           ---------   ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   2,219,377  (1,621,511)

CASH AND CASH EQUIVALENTS,
beginning of period                         720,171   2,341,682
                                          ---------   ---------
CASH AND CASH EQUIVALENTS,
end of period                           $ 2,939,548 $   720,171
                                           ========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                Limited
                                                              Partnership
                           General    Limited                    Units
                           Partners   Partners       Total    Outstanding


BALANCE, December 31, 2000 $(31,516) $15,035,571  $15,004,055  20,522.92

  Distributions             (16,783)  (1,661,501)  (1,678,284)

  Redemption Payments          (379)     (37,524)     (37,903)    (62.63)

  Net Income                 48,678    1,371,417    1,420,095
                           --------    ---------    ---------  --------
BALANCE, December 31, 2001        0   14,707,963   14,707,963  20,460.29

  Distributions             (25,070)  (2,481,984)  (2,507,054)

  Redemption Payments          (239)     (23,661)     (23,900)     (47.0)

  Net Income                 42,604    3,114,677    3,157,281
                           --------    ---------    ---------   --------
BALANCE, December 31, 2002 $ 17,295  $15,316,995  $15,334,290  20,413.29
                           ========    =========    =========   ========





 The accompanying Notes to Financial Statements are an integral part of this statement.
   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Receivables

       Credit  terms are extended to tenants in the normal course
       of  business.   The  Partnership performs  ongoing  credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

(3)  RELATED PARTY TRANSACTIONS -

     The Partnership owns a 38.2362% interest in a Taco Cabana restaurant in Houston, Texas. The remaining interest in this property is owned by AEI Real Estate Fund 86-A Limited Partnership, an affiliate of the Partnership. At December 31, 2002, the Partnership owned a 40.75% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 23.95% interest in a Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership. The Partnership owns a 40.0% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party. The Individual General Partner owned a 15.0% interest in this property until the interest was sold to an unrelated third party in August, 2001. The Partnership owns a 60.0% interest in a Tumbleweed restaurant in Columbus, Ohio. The remaining interest in this property is owned by AEI Real Estate Fund XVIII Limited Partnership. The Partnership owns a 13.0% interest in a Razzoo's restaurant in Austin, Texas. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owns a 16.0% interest in a Razzoo's restaurant in Alpharetta, Georgia. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owns a 52.0% interest in a Johnny Carino's restaurant. The remaining interest in this property is owned by AEI Income & Growth Fund 23 LLC. The Partnership owns a 28% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership.



   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                        Total Incurred by the Partnership
                                         for the Years Ended December 31

                                                  2002       2001
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 223,806  $ 273,069
                                                ========   ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  47,935  $  29,611
                                                ========   ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $743 and $55,145
  for 2002 and 2001, respectively.             $   1,985  $ (28,882)
                                                ========   ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $  35,572  $       0
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

                   DECEMBER 31, 2002 AND 2001

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

(5)  INVESTMENTS IN REAL ESTATE -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Marie Callender's, Tumbleweed, Razzoo's and Taco Cabana restaurants, and the Party City retail store, which have Lease terms of 15 years, and the Johnny Carino's restaurant, which has a Lease term of 17 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed, Razzoo's and Taco Cabana restaurants, the Applebee's restaurants in Aurora, Colorado and Temple
     Terrace, Florida, and the Denny's and HomeTown Buffet restaurants, which have renewal options that may extend the Lease term an additional 10 years, and the Garden Ridge retail store, which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

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

                   DECEMBER 31, 2002 AND 2001

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     For those properties in the table below which do not have land costs, the lessee has entered into land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at December 31, 2002 are as follows:

                                           Buildings and         Accumulated
Property                           Land     Equipment     Total  Depreciation

Taco Cabana, Houston, TX       $  334,414 $   212,908 $    547,322 $   81,024
Taco Cabana, San Antonio, TX      598,533     548,741    1,147,274    204,519
Taco Cabana, Waco, TX               7,788      11,933       19,721      4,356
Applebee's, Aurora, CO             15,969      28,813       44,782     10,488
Applebee's, Crestwood, MO               0     803,418      803,418    274,698
Applebee's, Crestview Hills, KY     4,490       9,549       14,039      3,189
HomeTown Buffet, Tucson, AZ        15,314      13,104       28,418      4,168
Applebee's, Temple Terrace, FL     44,568      51,694       96,262     17,750
Denny's, Apple Valley, CA         461,013     716,641    1,177,654    218,013
Garden Ridge, Pineville, NC     1,171,849   2,443,529    3,615,378    549,794
Party City, Gainesville, GA       642,964     792,345    1,435,309    144,780
Champps Americana, Troy, MI       381,640     799,545    1,181,185    120,284
Tumbleweed, Chillicothe, OH       206,725     298,500      505,225     43,904
Tumbleweed, Columbus, OH          321,614     501,882      823,496     70,475
Marie Callender's, Henderson, NV   18,209      25,933       44,142      2,809
Razzoo's, Austin, TX              175,141     242,798      417,939     12,643
Razzoo's, Alpharetta, GA          251,695     346,414      598,109     17,078
Johnny Carino's, San Antonio, TX  417,476     777,456    1,194,932     30,566
Champps Americana, Utica, MI      346,554     617,320      963,874     18,812
                                 --------    --------    ---------   --------
                               $5,415,956 $ 9,242,523 $ 14,658,479 $1,829,350
                                 ========    ========   ==========   ========



   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

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

     In June 2002, the Partnership entered into an agreement to sell the Applebee's restaurant in Beaverton, Oregon to an unrelated third party. On August 1, 2002, the sale closed with the Partnership receiving net sale proceeds of $3,156,082, which resulted in a net gain of $1,740,592. At the time of sale, the cost and related accumulated depreciation was $1,760,079 and $344,589, respectively.

     Subsequent to December 31, 2002, the Partnership sold 4.3254% of the Garden Ridge retail store in Pineville, North Carolina to an unrelated third party. The Partnership received net sale proceeds of approximately $464,000, which resulted in a net gain of approximately $140,000.

     Subsequent to December 31, 2002, the Partnership entered into an agreement to sell the Party City retail store in Gainesville, Georgia to an unrelated third party. The net sale proceeds will be approximately $1,711,000, which will result in a net gain of approximately $427,000.

     In September 2002, the Partnership distributed $808,081 of the net sale proceeds to the Limited and General Partners, which represented a return of capital of $39.10 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The Partnership owns a 2.4058% interest in a Taco Cabana restaurant in Waco, Texas, a 3.3979% interest in an
     Applebee's restaurant in Aurora, Colorado, a 1.1054% interest in an Applebee's restaurant in Crestview, Kentucky, a 2.2074% interest in a HomeTown Buffet restaurant in Tucson, Arizona, a 9.0963% interest in an Applebee's restaurant in Temple Terrace, Florida and a 2.5775% interest in a Marie Callender's restaurant in Henderson, Nevada,. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(5)  INVESTMENTS IN REAL ESTATE - (Continued)


     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2002 are as follows:

                       2003           $ 1,863,244
                       2004             1,889,200
                       2005             1,903,604
                       2006             1,886,969
                       2007             1,693,070
                       Thereafter      13,523,992
                                        ---------
                                      $22,760,079
                                        =========

     There were no contingent rents recognized in 2002 and 2001.

(6)  MAJOR TENANTS -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 2002       2001
      Tenants                Industry

     Garden Ridge L.P.       Retail          $  423,945  $  417,283
     Texas Taco Cabana L.P.  Restaurant         295,076     288,475
     Champps Americana Group Restaurant         228,961         N/A
     WCM Oregon, L.L.C.      Restaurant             N/A     263,521
                                              ---------   ---------

     Aggregate rent revenue of major tenants $  947,982  $  969,279
                                               ========    ========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue             47%         52%
                                               ========    ========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(7)  PARTNERS' CAPITAL -

     Cash distributions of $25,309 and $17,162 were made to the General Partners and $2,481,984 and $1,661,501 were made to the Limited Partners for the years ended December 31, 2002 and 2001, respectively. The Limited Partners' distributions represent $121.37 and $81.02 per Limited Partnership Unit outstanding using 20,449 and 20,507 weighted average Units in 2002 and 2001, respectively. The distributions represent $121.37 and $65.05 per Unit of Net Income and $-0- and $15.97 per Unit of return of contributed capital in 2002 and 2001, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $800,000 of proceeds from a property sale in 2002. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2002 and 2001 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

     During 2002, six Limited Partners redeemed a total of 47.0 Partnership Units for $23,661 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2001, eight Limited Partners redeemed a total of 62.63 Partnership Units for $37,524. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $939.97 per original $1,000 invested.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(8)  INCOME TAXES -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2002       2001

     Net Income for Financial
      Reporting Purposes                 $3,157,281 $1,420,095

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                     35,909     38,273

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                      1,601      7,481

     Gain on Sale of Real Estate for
      Tax Purposes Over Gain
      for Financial Reporting Purposes        4,648          0
                                          ---------  ---------
           Taxable Income to Partners    $3,199,439 $1,465,849
                                           ========   ========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(8)  INCOME TAXES - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

                                                2002       2001

     Partners' Capital for
       Financial Reporting Purposes        $15,334,290  $14,707,963

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                       138,841       98,284

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                         9,082        7,481

     Syndication Costs Treated as
      Reduction of Capital
      For Financial Reporting Purposes       3,012,278    3,012,278
                                             ---------    ---------
           Partners' Capital for
               Tax Reporting Purposes      $18,494,491  $17,826,006
                                            ==========   ==========

(9)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                              _______2002_______     _______2001_______
                              Carrying     Fair      Carrying    Fair
                               Amount     Value       Amount    Value

     Cash                    $      0   $        0   $    472  $    472
     Money Market Funds       2,939,548  2,939,548    719,699   719,699
                              ---------  ---------    -------   -------
        Total Cash and
            Cash Equivalents $2,939,548 $2,939,548   $720,171  $720,171
                              =========  =========    =======   =======

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

        Robert P. Johnson, age 58, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December 2003. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 43, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2003. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2002. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2002 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2003:

   Name and Address                           Number of     Percent
   of Beneficial Owner                       Units Held    of Class

   AEI Fund Management XIX, Inc.                 0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                            5.12          *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                              0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson **                             0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

*   Less than 1%
**  Mr. Larson resigned as an officer of the Managing General
    Partner effective February 28, 2003.

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2002 and 2001.

ITEM  12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2002, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2002.

Person or Entity                                   Amount Incurred From
 Receiving             Form and Method        Inception (September 14, 1990)
Compensation           of Compensation             To December 31, 2002

AEI Securities, Inc. Selling Commissions equal to 7% of   $2,115,193
                     proceeds plus a 3% nonaccountable
                     expense allowance, most of which
                     was reallowed to Participating
                     Dealers.

General Partners     Reimbursement at Cost for other      $  903,786
and Affiliates       Organization and Offering Costs.

General Partners     Reimbursement at Cost for all        $  519,676
and Affiliates       Acquisition Expenses


General Partners     Reimbursement at Cost for all        $2,855,500
and Affiliates       Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties and all other transfer
                     agency, reporting, partner relations
                     and other administrative functions.

General Partners     Reimbursement at Cost for all        $  651,314
and Affiliates       expenses related to the disposition
                     of the Fund's properties.

General Partners     1%  of  Net Cash Flow in any fiscal  $  179,282
                     year until the Limited Partners have
                     received annual, non-cumulative
                     distributions of Net Cash Flow equal
                     to 10% of their Adjusted Capital
                     Contributions and 10% of any remaining
                     Net Cash Flow in such fiscal year.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

Person or Entity                                   Amount Incurred From
 Receiving             Form and Method        Inception (September 14, 1990)
Compensation           of Compensation             To December 31, 2002

General Partners     1% of distributions of Net Proceeds  $   19,839
                     of Sale until Limited Partners have
                     received an amount equal to (a)  their
                     Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted
                     Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale there-after.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

    10.5 Net Lease Agreement dated April 14, 1993 between the Partnership and Apple Partners Limited Partnership relating to the property at 9041-E Watson Road, Crestwood, Missouri (incorporated by reference to Exhibit 10.18 of Form 10-K filed on March 29, 1994).

    10.6  Net  Lease  Agreement dated June 15, 1993  between  the
    Partnership and Thomas and King, Inc. relating to the property at Turkeyfoot at I-275, Crestview Hills, Kentucky (incorporated by reference to Exhibit 10.20 of Form 10-K filed on March 29, 1994).

    10.7  Net  Lease  Agreement dated June 16, 1993  between  the
    Partnership  and  JB's  Restaurants,  Inc.  relating  to  the property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.21 of Form 10-K filed on March 29, 1994).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

             A.   Exhibits -
                                  Description

    10.8 Net Lease Agreement dated September 30, 1993 between the Partnership and Casual Restaurant Concepts II, Inc. relating to the property at Terrace Walk Shopping Plaza, 56th Street and Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.28 of Form 10-K filed on March 29, 1994).

    10.9 Net Lease Agreement dated April 28, 1994 between the Partnership and Apple Investment Group, Inc. relating to the property at Bear Valley Road and Apple Valley Road, Apple Valley, California (incorporated by reference to Exhibit
    10.33 of Form 10-KSB filed on March 30, 1995).

    10.10 Net Lease Agreement dated August 2, 1995, between TKC X, LLC and Garden Ridge, Inc. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 10, 1996).

    10.11 First Amendment to Lease Agreement dated March 1, 1996 between TKC X, LLC and Garden Ridge, L.P. relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 10, 1996).

    10.12 Assignment and Assumption of Lease dated March 28, 1996 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and TKC X, LLC relating to the property at 11415 Carolina Place Parkway, Pineville, North Carolina (incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 10, 1996).

    10.13 Net Lease Agreement dated December 18, 1997 between the Partnership and Party City of Atlanta, Inc. relating to the property at 679 Dawsonville Highway, Gainesville, Georgia (incorporated by reference to Exhibit
    10.60 of Form 10-KSB filed on March 23, 1998).

    10.14 Net Lease Agreement dated December 23, 1997 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to
    Exhibit 10.62 of Form 10-KSB filed on March 23, 1998).

    10.15 Net Lease Agreement dated April 13, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on May 12, 1998).

    10.16 First Amendment to Net Lease Agreement dated September 3, 1998 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 9, 1998).

    10.17 First Amendment to Net Lease Agreement dated November 20, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, Robert P. Johnson and
    Tumbleweed, LLC relating to the property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.53 of Form 10-KSB filed on March 12, 1999).

    10.18 First Amendment to Net Lease Agreement dated December 28, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Tumbleweed, LLC relating to the property at 6959 East Broad Street, Columbus, Ohio (incorporated by reference to Exhibit 10.55 of Form 10-KSB filed on March 12, 1999).

    10.19 Lease Agreement dated September 28, 1999 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Marie Callender Pie Shops, Inc. relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 8, 1999).

    10.20 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc.
    relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on August 2, 2000).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

             A.   Exhibits -
                                          Description

    10.21 Net Lease Agreement dated June 30, 2000 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit
    10.9 of Form 10-QSB filed on August 2, 2000).


    10.22 Net Lease Agreement dated February 2, 2001 between the Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit 10.78 of Form 10-KSB filed on March 9, 2001).

    10.23 Developing Financing Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 10, 2001).

    10.24 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on May 10,
    2001).

    10.25 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 7,
    2001).

    10.26 First Amendment to Net Lease Agreement dated July 11, 2001 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI
    Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to
    Exhibit 10.2 of Form 10-QSB filed on August 7, 2001).

    10.27 First Amendment to Net Lease Agreement dated November 2, 2001 between the Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 11719 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 7, 2001).

    10.28 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.77 of Form 10-KSB filed March 8, 2002).

    10.29 Purchase and Sale Agreement dated June 10, 2002 between the Partnership and BLW Properties, LLC relating to the property 1220 NW 185 Avenue, Beaverton, Oregon (incorporated by reference to Exhibit 10.1 of Form 8-K on August 5, 2002).

    10.30 Purchase Agreement dated February 7, 2003 between the Partnership and Big G of Athens, Inc. relating to the Property at 679 Dawsonville Highway, Gainesville, Georgia.

    99.1    Certification of  Chief Executive Officer of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2    Certification of Chief Financial Officer  of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          B.   Reports  on  Form  8-K   -   None.


ITEM 14.  CONTROLS AND PROCEDURES.

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


                           AEI NET LEASE INCOME & GROWTH FUND XIX
                           Limited Partnership
                           By: AEI Fund Management XIX, Inc.
                           Its Managing General Partner



March 21, 2003             By: /s/ Robert P. Johnson
                               Robert P. Johnson, President and Director
                               (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                              Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 21, 2003
Robert P. Johnson      and Sole Director of Managing
                       General Partner

/s/ Patrick W. Keene   Chief Financial Officer and Treasurer    March 21, 2003
Patrick W. Keene       (Principal Accounting Officer)



                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI  Net
Lease Income & Growth Fund XIX Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 21, 2003           /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XIX, Inc.
                                 Managing General Partner


                         CERTIFICATIONS

I, Patrick W. Keene, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI  Net
Lease Income & Growth Fund XIX Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 21, 2003           /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XIX, Inc.
                                 Managing General Partner