Form 10QSB
period 2003-05-12
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2003-05-12
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2003

                Commission file number:  0-19838


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1677062__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


       __________________Not Applicable__________________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP


                              INDEX


                                                     Page

PART I.  FINANCIAL INFORMATION

    Item 1.  Balance Sheet as of March 31, 2003
             and December 31, 2002                    3

             Statements for the Periods ended
             March 31, 2003 and 2002:

               Income                                 4

               Cash Flows                             5

               Changes in Partners' Capital           6

             Notes to Financial Statements          7 - 9

    Item 2.  Management's Discussion and Analysis  10 - 13

    Item 3.  Controls and Procedures                  13

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                        13

    Item 2.  Changes in Securities                    13

    Item 3.  Defaults Upon Senior Securities          13

    Item 4.  Submission of Matters to a
             Vote of Security Holders                 14

    Item 5.  Other Information                        14

    Item 6.  Exhibits and Reports on Form 8-K         14

               Signatures                             14

               Certifications                       15-16

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents               $5,277,932  $2,939,548

INVESTMENTS IN REAL ESTATE:
  Land                                     4,648,606   5,415,956
  Buildings and Equipment                  8,190,810   9,242,523
      Accumulated Depreciation            (1,696,168) (1,829,350)
                                           ---------   ---------
      Net Investments in Real Estate      11,143,248  12,829,129
                                           ---------   ---------
           Total Assets                  $16,421,180 $15,768,677
                                           =========   =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $  175,153  $   38,843
  Distributions Payable                      395,544     395,544
  Unearned Rent                               57,422           0
                                           ---------   ---------
      Total Current Liabilities              628,119     434,387
                                           ---------   ---------
PARTNERS' CAPITAL:
  General Partners                            21,882      17,295
  Limited Partners, $1,000 Unit Value;
      30,000 Units authorized;
      21,152 Units issued;
      20,413 Units outstanding            15,771,179  15,316,995
                                           ---------   ---------
      Total Partners' Capital             15,793,061  15,334,290
                                           ---------   ---------
          Total Liabilities and
             Partners'  Capital          $16,421,180 $15,768,677
                                           =========   =========





 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                             2003       2002

INCOME:
   Rent                                   $ 458,447  $ 519,246
   Investment Income                          8,106      7,806
                                          ---------  ---------
        Total Income                        466,553    527,052
                                          ---------  ---------

EXPENSES:
   Partnership Administration - Affiliates 68,061 78,365 Partnership Administration and Property
      Management - Unrelated Parties         16,570     16,095
   Depreciation                              77,379     86,807
                                          ---------  ---------
        Total Expenses                      162,010    181,267
                                          ---------  ---------

OPERATING INCOME                            304,543    345,785

GAIN ON SALE OF REAL ESTATE                 566,086          0
                                          ---------  ---------
NET INCOME                                $ 870,629  $ 345,785
                                          =========  =========

NET INCOME ALLOCATED:
   General Partners                       $   8,706  $   3,458
   Limited Partners                         861,923    342,327
                                          ---------  ---------
                                          $ 870,629  $ 345,785
                                          =========  =========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (20,413 and 20,460 weighted average
  Units outstanding in 2003 and 2002,
  respectively)                           $   42.22  $   16.73
                                          =========  =========





 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                             2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                             $  870,629  $ 345,785

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                            77,379     86,807
     Gain on Sale of Real Estate           (566,086)         0
     Increase in Receivables                      0     25,115
     Increase in Payable to
        AEI Fund Management, Inc.           136,310      1,720
     Increase in Unearned Rent               57,422     19,747
                                           ---------  ---------
        Total Adjustments                  (294,975)   133,389
                                           ---------  ---------
        Net Cash Provided By
            Operating Activities            575,654    479,174
                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     0   (183,486)
   Proceeds from Sale of Real Estate      2,174,588          0
                                           ---------  ---------
        Net Cash Provided By (Used For)
            Investing Activities          2,174,588   (183,486)
                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable              0        139
   Distributions to Partners               (411,858)  (429,039)
                                           ---------  ---------
        Net Cash Used For
            Financing Activities           (411,858)  (428,900)
                                           ---------  ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   2,338,384   (133,212)

CASH  AND  CASH EQUIVALENTS,
beginning of period                       2,939,548    720,171
                                           ---------  ---------
CASH AND CASH EQUIVALENTS, end of period  $5,277,932 $ 586,959
                                          =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                           General     Limited                     Units
                           Partners    Partners        Total    Outstanding


BALANCE, December 31, 2001  $     0  $14,707,963   $14,707,963    20,460.29

  Distributions              (4,291)    (424,748)     (429,039)

  Net Income                  3,458      342,327       345,785
                            -------    ---------     ---------    ---------
BALANCE, March 31, 2002     $  (833) $14,625,542   $14,624,709    20,460.29
                            =======    =========     =========    =========


BALANCE, December 31, 2002  $17,295  $15,316,995   $15,334,290    20,413.29

  Distributions              (4,119)    (407,739)     (411,858)

  Net Income                  8,706      861,923       870,629
                            -------    ---------     ---------    ---------
BALANCE, March 31, 2003     $21,882  $15,771,179   $15,793,061    20,413.29
                            =======    =========     =========    =========











 The accompanying Notes to Financial Statements are an integral part of this statement.
   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2003

                           (Unaudited)

(1)The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

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

     On February 28, 2003, the Partnership sold 4.3254% of the Garden Ridge retail store in Pineville, North Carolina to an unrelated third party. The Partnership received net sale proceeds of $462,709, which resulted in a net gain of $138,754. The cost and related accumulated depreciation of the interest sold was $383,754 and $59,799, respectively.

     In February 2003, the Partnership entered into an agreement to sell the Party City retail store in Gainesville, Georgia to an unrelated third party. On March 21, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,711,879, which resulted in a net gain of $427,332. At the time of sale, the cost and related accumulated depreciation was $1,435,309 and $150,762, respectively.

     Subsequent to March 31, 2003, the Partnership sold 21.0712% of the Champps Americana restaurant in Troy, Michigan, in five separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately
     $1,411,000,  which resulted in a net gain  of  approximately
     $485,000.

     In September 2002, the Partnership distributed $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $39.10 per Limited
     Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the three months ended March 31, 2003 and 2002, the Partnership recognized rental income of $458,447 and $519,246, respectively. During the same periods, the Partnership earned investment income of $8,106 and $7,806, respectively. In 2003, rental income decreased due to property sales. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2002, and rent increases on eleven properties.

       During the three months ended March 31, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $68,061 and $78,365, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,570 and $16,095, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2003, the Partnership's annualized cash distribution rate was 8.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2003, the Partnership's cash balances increased $2,338,384 mainly as a result of cash generated from the sale of the property. Net cash provided by operating activities increased from $479,174 in 2002 to $575,654 in 2003 as the result of a decrease in Partnership administration expenses in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income in 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2003, the Partnership generated cash flow from the sale of real estate of $2,174,588. During the three months ended March 31, 2002 the Partnership expended $183,486 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        On February 28, 2003, the Partnership sold 4.3254% of the Garden Ridge retail store in Pineville, North Carolina to an unrelated third party. The Partnership received net sale proceeds of $462,709, which resulted in a net gain of $138,754. The cost and related accumulated depreciation of the interest sold was $383,754 and $59,799, respectively.

         In February 2003, the Partnership entered into an agreement to sell the Party City retail store in Gainesville, Georgia to an unrelated third party. On March 21, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,711,879, which resulted in a net gain of $427,332. At the time of sale, the cost and related accumulated depreciation was $1,435,309 and $150,762, respectively.

        Subsequent to March 31, 2003, the Partnership sold 21.0712% of the Champps Americana restaurant in Troy, Michigan, in five separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately
$1,411,000,  which  resulted  in  a  net  gain  of  approximately
$485,000.

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

       In September 2002, the Partnership distributed $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $39.10 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


                   PART II - OTHER INFORMATION
                                  (Continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits -

    99.1Certification  of  Chief  Executive  Officer  of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2Certification  of  Chief  Financial  Officer  of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             b. Reports filed on Form 8-K - During the quarter ended March
                                            31, 2003,  Partnership filed a
                                            Form 8-K dated  March 24, 2003
                                            reporting  the disposition  of
                                            the Party City retail store in
                                            Gainesville, Georgia.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 2003          AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)



                              By: /s/ Patrick W. Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

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



Dated:  May 12, 2003             /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XIX, Inc.
                                 Managing General Partner


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



Dated:  May 12, 2003             /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XIX, Inc.
                                 Managing General Partner