Form 10QSB
period 2003-08-08
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2003-08-14
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2003

                Commission file number:  0-19838


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1677062__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


             ____________Not Applicable_____________
 (Former name, former address and former fiscal year, if changed since last report)

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

                              INDEX



                                                     Page
PART I.  Financial Information

    Item 1. Balance Sheet as of June 30, 2003
            and December 31, 2002                     3

        Statements for the Periods ended June 30, 2003 and 2002:

           Income                                     4

           Cash Flows                                 5

           Changes in Partners' Capital               6

        Notes to Financial Statements                7-13

    Item 2. Management's Discussion and Analysis    13-18

    Item 3. Controls and Procedures                   18

PART II. Other Information

    Item 1. Legal Proceedings                         18

    Item 2. Changes in Securities                     18

    Item 3. Defaults Upon Senior Securities           18

    Item 4. Submission of Matters to a Vote of
            Security Holders                          18

    Item 5. Other Information                         19

    Item 6. Exhibits and Reports on Form 8-K          19

        Signatures                                    20

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents               $8,234,497 $ 2,939,548
  Receivables                                 12,500           0
                                           ---------   ---------
      Total Current Assets                 8,246,997   2,939,548
                                           ---------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                     3,827,721   5,415,956
  Buildings and Equipment                  6,646,188   9,242,523
  Property Acquisition Costs                   5,157           0
      Accumulated Depreciation            (1,551,403) (1,829,350)
                                           ---------   ---------
      Net Investments in Real Estate       8,927,663  12,829,129
                                           ---------   ---------
           Total Assets                  $17,174,660 $15,768,677
                                           =========   =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $   59,662  $   38,843
  Distributions Payable                      395,544     395,544
  Unearned Rent                               26,897           0
                                           ---------   ---------
      Total Current Liabilities              482,103     434,387
                                           ---------   ---------
PARTNERS' CAPITAL:
  General Partners                            30,878      17,295
  Limited Partners, $1,000 Unit Value;
      30,000 Units authorized; 21,152
       Units issued; 20,413 Units
       outstanding                        16,661,679  15,316,995
                                           ---------   ---------
      Total Partners' Capital             16,692,557  15,334,290
                                           ---------   ---------
          Total Liabilities and
             Partners'  Capital          $17,174,660 $15,768,677
                                           =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                              Three Months Ended     Six Months Ended
                              6/30/03   6/30/02       6/30/03 6/30/02

RENTAL INCOME                 $288,800  $327,967  $  613,836 $ 646,355

EXPENSES:
   Partnership Administration -
     Affiliates                 37,639    61,923     105,700   140,288
   Partnership Administration
     and Property Management -
     Unrelated Parties           6,755     9,861      17,731    19,886
   Depreciation                 50,035    59,718     109,009   116,984
                               -------   -------     -------   -------
        Total Expenses          94,429   131,502     232,440   277,158
                               -------   -------     -------   -------

OPERATING INCOME               194,371   196,465     381,396   369,197
OTHER INCOME:
   Interest Income              18,215     1,845      26,321     9,651
   Gain on Sale of Real Estate 804,732         0     943,486         0
                               -------   -------     -------   -------
        Total Other Income     822,947     1,845     969,807     9,651
                               -------   -------     -------   -------
INCOME FROM CONTINUING
  OPERATIONS                 1,017,318   198,310   1,351,203   378,848

Income from Discontinued
  Operations                   294,036   167,903     830,780   333,150
                               -------   -------     -------   -------
NET INCOME                  $1,311,354 $ 366,213 $ 2,181,983 $ 711,998
                              ========   =======    ========   =======

NET INCOME ALLOCATED:
   General Partners         $   13,114 $   3,662 $    21,820 $   7,120
   Limited Partners          1,298,240   362,551   2,160,163   704,878
                             ---------   -------    --------   -------
                            $1,311,354 $ 366,213 $ 2,181,983 $ 711,998
                              ========   =======   =========   =======
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $    49.34 $    9.60 $     65.53 $   18.33
   Discontinued Operations       14.26      8.12       40.29     16.12
                               -------   -------     -------   -------
        Total               $    63.60 $   17.72 $    105.82 $   34.45
                               =======    ======      ======    ======
Weighted Average Units
  Outstanding                   20,413    20,460      20,413    20,460
                                ======    ======      ======    ======

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                             2003         2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                            $ 2,181,983   $ 711,998

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                            138,199     176,067
     Gain on Sale of Real Estate          (1,586,566)          0
     (Increase) Decrease in Receivables      (12,500)     25,115
     Increase in Payable to
        AEI Fund Management, Inc.             20,819      24,808
     Increase in Unearned Rent                26,897      19,935
                                           ---------   ---------
            Total Adjustments             (1,413,151)    245,925
                                           ---------   ---------
        Net Cash Provided By
           Operating Activities              768,832     957,923
                                           ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                 (5,157)   (183,486)
   Proceeds from Sale of Real Estate       5,354,990           0
                                           ---------   ---------
        Net Cash Provided By (Used For)
           Investing Activities            5,349,833    (183,486)
                                           ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable               0         138
   Distributions to Partners                (823,716)   (858,077)
                                           ---------   ---------
        Net Cash Used For
           Financing Activities             (823,716)   (857,939)
                                           ---------   ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    5,294,949     (83,502)

CASH AND CASH EQUIVALENTS,
  beginning of period                      2,939,548     720,171
                                           ---------   ---------
CASH AND CASH EQUIVALENTS,
  end of period                           $8,234,497 $   636,669
                                            ========    ========

The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                           General     Limited                     Units
                           Partners    Partners     Total       Outstanding


BALANCE, December 31, 2001  $     0  $14,707,963  $14,707,963   20,460.29

  Distributions              (8,581)    (849,496)    (858,077)

  Net Income                  7,120      704,878      711,998
                           --------    ---------    ---------   ---------
BALANCE, June 30, 2002      $(1,461) $14,563,345  $14,561,884   20,460.29
                            =======    =========    =========   =========


BALANCE, December 31, 2002  $17,295  $15,316,995  $15,334,290   20,413.29

  Distributions              (8,237)    (815,479)    (823,716)

  Net Income                 21,820    2,160,163    2,181,983
                           --------    ---------    ---------   ---------
BALANCE, June 30, 2003      $30,878  $16,661,679  $16,692,557   20,413.29
                            =======    =========    =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003

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

                          JUNE 30, 2003
                           (Continued)

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

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES -

     The Partnership's real estate is leased under triple net leases classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective.
     Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES - (Continued)

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

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.

     The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third
     parties using the proportionate consolidation method.   Each
     tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-
     common  interests.   The financial statements  reflect  only
     this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(4)  RECLASSIFICATION -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2003 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(5)  INVESTMENTS IN REAL ESTATE -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. Certain lessees have been granted options to purchase the property at a formula price. In many of the leases, the option price is stated to be the greater of the price determined by the stated formula or the fair market value of the property as agreed upon by the parties or determined based on appraisals. In general, the formula price is determined in one of two ways. Under the first, the option price is the original purchase price of the property increased by a specified percentage per year, compounded annually. Under the second, the option price is determined by dividing the annual rent at the time the purchase option is exercised by a percentage. Based on the scheduled annual rent under the lease, the resulting option price would always be greater than the original purchase price. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

     On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 28% interest purchased. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total acquisition costs, including the cost of the land, was $963,874. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

     On February 28, 2003, the Partnership sold 4.3254% of the Garden Ridge retail store in Pineville, North Carolina to an unrelated third party. The Partnership received net sale proceeds of $462,709, which resulted in a net gain of $138,754. The cost and related accumulated depreciation of the interest sold was $383,754 and $59,799, respectively.

     During the second quarter of 2003, the Partnership sold 23.934% of the Champps Americana restaurant in Troy, Michigan, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,612,362 which resulted in a net gain of $560,397. The total cost and related accumulated depreciation of the interests sold was $1,180,397 and $128,432, respectively.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(5)  INVESTMENTS IN REAL ESTATE - (Continued)


     During the second quarter of 2003, the Partnership sold 24.6669% of the Johnny Carino's restaurant in San Antonio, Texas, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $791,835, which resulted in a net gain of $244,335. The total cost and related accumulated depreciation of the interests sold was $566,832 and $19,332, respectively.

     Subsequent to June 30, 2003, the Partnership sold an additional 7.3632% of the Johnny Carino's restaurant in San Antonio, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $229,000, which resulted in a net gain of approximately $66,000.

     In September 2002, the Partnership distributed $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $39.10 per Limited
     Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     Subsequent to June 30, 2003, the Partnership purchased a 50.0% interest in a Biaggi's restaurant in Fort Wayne, Indiana for approximately $1,360,000. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

     Subsequent to June 30, 2003, the lessee of the Razzoo's restaurants in Austin, Texas and Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004 for the property in Austin and July 11, 2004 for the property in
     Alpharetta. Due to this notification, the Partnership is evaluating the lease and property values and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At June 30, 2003, the book value of the Razzoo's properties owned by the Partnership is $976,257.

(6)  PAYABLE TO AEI FUND MANAGEMENT, INC. -

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(7)  DISCONTINUED OPERATIONS -

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

     During the second quarter of 2003, the Partnership sold 45.0478% of the Tumbleweed restaurant in Columbus, Ohio, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $776,205, which resulted in a net gain of $215,748. The total cost and related accumulated depreciation of the interests sold was $618,278 and $57,821, respectively.

     Subsequent to June 30, 2003, the Partnership sold its remaining 14.9522% interest in the Tumbleweed restaurant in Columbus, Ohio, to an unrelated third party. The
     Partnership  received  net  sale proceeds  of  approximately
     $262,000,  which  resulted in a net  gain  of  approximately
     $77,000.

     In May 2003, the Partnership entered into an agreement to sell its 38.2362% interest in the Taco Cabana restaurant in Houston, Texas, to the lessee. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $673,000, which resulted in a net gain of approximately $211,000.

     Subsequent to June 30, 2003, the Partnership sold the Denny's restaurant in Apple Valley, California to the lessee. The Partnership received net sale proceeds of approximately $1,077,000, which resulted in a net gain of approximately $131,000.

(7)  DISCONTINUED OPERATIONS - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                               Three Months Ended    Six Months Ended
                               6/30/03    6/30/02    6/30/03  6/30/02

Rental Income                  $ 93,447 $ 201,961  $ 226,858 $ 402,819
Property Management Expenses     (4,374)   (4,516)    (9,968)  (10,586)
Depreciation                    (10,785)  (29,542)   (29,190)  (59,083)
Gain on Disposal of Real Estate 215,748         0    643,080         0
                                -------   -------    -------   -------
   Income from Discontinued
    Operations                 $294,036 $ 167,903  $ 830,780 $ 333,150
                                =======   =======    =======   =======


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        Management's discussion of the results of operations, liquidity and capital resources for the six months ended June 30, 2003 and 2002 includes comparisons of total rental income, expenses and gains (losses) on sales of real estate resulting from both Continuing and Discontinued Operations. Reference should be made to Note 7 of the Financial Statements for a summary of the components of Discontinued Operations.

        For the six months ended June 30, 2003 and 2002, the Partnership recognized rental income of $840,694 and $1,049,174, respectively. During the same periods, the Partnership earned interest income of $26,321 and $9,651, respectively. In 2003, rental income decreased due to property sales. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2002, and rent increases on ten properties. In 2003, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the six months ended June 30, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $105,700 and $140,288, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,699 and $30,472, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2003, the Partnership's annualized cash distribution rate was 8.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners are subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

        Subsequent to June 30, 2003, the lessee of the Razzoo's restaurants in Austin, Texas and Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004 for the property in Austin and July 11, 2004 for the property in Alpharetta. Due to this notification, the Partnership is evaluating the lease and property values and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At June 30, 2003, the book value of the Razzoo's properties owned by the Partnership is $976,257.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2003, the Partnership's cash balances increased $5,294,949 as a result of cash generated from the sale of the property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $957,923 in 2002 to $768,832 in 2003 as the result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2003, the Partnership generated cash flow from the sale of real estate of $5,354,990. During the six months ended June 30, 2003 and 2002, the Partnership expended $5,157 and $183,486 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total acquisition costs, including the cost of the land, was $963,874. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

        During the second quarter of 2003, the Partnership sold 23.934% of the Champps Americana restaurant in Troy, Michigan, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,612,362 which resulted in a net gain of $560,397. The total cost and related accumulated depreciation of the interests sold was $1,180,397 and $128,432, respectively.

        During the second quarter of 2003, the Partnership sold 24.6669% of the Johnny Carino's restaurant in San Antonio, Texas, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $791,835, which resulted in a net gain of $244,335. The total cost and related accumulated depreciation of the interests sold was $566,832 and $19,332, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Subsequent to June 30, 2003, the Partnership sold an additional 7.3632% of the Johnny Carino's restaurant in San Antonio, Texas, to an unrelated third party. The Partnership received net sale proceeds of approximately $229,000, which resulted in a net gain of approximately $66,000.

        During the second quarter of 2003, the Partnership sold 45.0478% of the Tumbleweed restaurant in Columbus, Ohio, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $776,205, which resulted in a net gain of $215,748. The total cost and related accumulated depreciation of the interests sold was $618,278 and $57,821, respectively.

        Subsequent to June 30, 2003, the Partnership sold its remaining 14.9522% interest in the Tumbleweed restaurant in Columbus, Ohio, to an unrelated third party. The Partnership received net sale proceeds of approximately $262,000, which resulted in a net gain of approximately $77,000.

        In May 2003, the Partnership entered into an agreement to sell its 38.2362% interest in the Taco Cabana restaurant in Houston, Texas, to the lessee. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $673,000, which resulted in a net gain of approximately $211,000.

        Subsequent to June 30, 2003, the Partnership sold the Denny's restaurant in Apple Valley, California to the lessee. The Partnership received net sale proceeds of approximately
$1,077,000,  which  resulted  in  a  net  gain  of  approximately
$131,000.

       In September 2002, the Partnership distributed $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $39.10 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        Subsequent to June 30, 2003, the Partnership purchased a 50.0% interest in a Biaggi's restaurant in Fort Wayne, Indiana for approximately $1,360,000. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


ITEM 3.  CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

      None.
                   PART II - OTHER INFORMATION
                           (Continued)


ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits -
                             Description

    10.1 Purchase  Agreement  dated  May  21, 2003,  between  the
    Partnership,  AEI  Real Estate Fund 86-A Limited  Partnership
    and  Texas  Taco Cabana, LP relating to the property  at  700
    North Loop 610 West, Houston, Texas.

    10.2 Assignment  of  Purchase  Agreement dated June 16, 2003,
    between  the  Partnership  and  AEI  Fund  Management,   Inc.
    relating  to  the property at 4010 Jefferson Boulevard,  Fort
    Wayne, Indiana.

    10.3 Assignment and Assumption of Lease dated July 3, 2003, between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and NMA Fort Wayne, LLC relating to the property at 4010 Jefferson Boulevard, Fort Wayne, Indiana.

    10.4 Purchase  Agreement dated July  14, 2003,  between   the
    Partnership and Apple Investment Group, Inc. relating to the property at Bear Valley Road and Apple Valley Road, Apple
    Valley, California.

    31.1 Certification  of  Chief Executive  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification  of  Chief Financial  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32   Certification   of    Chief   Executive     Officer  and
    Chief  Financial  Officer  of  General  Partner  pursuant  to
    Section 906 of the Sarbanes-Oxley Act of 2002.

             b.   Reports filed on Form 8-K - None.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 8, 2003        AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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