Form 10QSB
period 2003-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2003-11-13
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

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

                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2003 and December 31, 2002

         Statements for the Periods ended September 30, 2003 and 2002:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                                     2003            2002

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 7,371,561     $ 2,939,548
  Receivables                                            645               0
  Note Receivable                                      2,758               0
                                                  -----------     -----------
      Total Current Assets                         7,374,964       2,939,548
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,682,601       5,415,956
  Buildings and Equipment                          7,626,343       9,242,523
  Accumulated Depreciation                        (1,260,141)     (1,829,350)
                                                  -----------     -----------
      Net Investments in Real Estate              10,048,803      12,829,129
                                                  -----------     -----------
NOTE RECEIVABLE - Net of Current Portion             125,553               0
                                                  -----------     -----------
           Total  Assets                         $17,549,320     $15,768,677
                                                  ===========     ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    90,502     $    38,843
  Distributions Payable                              395,544         395,544
  Unearned Rent                                       26,684               0
                                                  -----------     -----------
      Total Current Liabilities                      512,730         434,387
                                                  -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                    34,318          17,295
  Limited Partners, $1,000 Unit Value;
   30,000 Units authorized; 21,152 Units issued;
   20,413 Units outstanding                       17,002,272      15,316,995
                                                  -----------     -----------
      Total Partners' Capital                     17,036,590      15,334,290
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $17,549,320     $15,768,677
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

    AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                9/30/03       9/30/02    9/30/03      9/30/02

RENTAL INCOME                  $ 290,283   $  296,325  $  846,629  $  878,473

EXPENSES:
   Partnership Administration -
    Affiliates                    59,705       52,122     165,405     192,410
   Partnership Administration
    and Property Management -
    Unrelated Parties              5,396        8,573      22,844      28,079
   Depreciation                   52,433       53,084     149,556     156,801
                                ---------   ----------  ----------  ----------
        Total Expenses           117,534      113,779     337,805     377,290
                                ---------   ----------  ----------  ----------

OPERATING INCOME                 172,749      182,546     508,824     501,183
OTHER INCOME:
   Interest Income                23,261        9,922      49,582      19,573
   Gain on Sale of Real Estate         0            0     699,151           0
                                ---------   ----------  ----------  ----------
        Total Other Income        23,261        9,922     748,733      19,573
                                ---------   ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                    196,010      192,468   1,257,557     520,756

Income from Discontinued
  Operations                     559,881    1,891,208   1,680,317   2,274,918
                                ---------   ----------  ----------  ----------
NET INCOME                     $ 755,891   $2,083,676  $2,937,874  $2,795,674
                                =========   ==========  ==========  ==========

NET INCOME ALLOCATED:
   General Partners            $   7,559   $   31,134  $   29,379  $   38,254
   Limited Partners              748,332    2,052,542   2,908,495   2,757,420
                                ---------   ----------  ----------  ----------
                               $ 755,891   $2,083,676  $2,937,874  $2,795,674
                                =========   ==========  ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations       $    9.51   $     9.31  $    60.99  $    25.20
   Discontinued Operations         27.15        91.01       81.49      109.57
                                ---------   ----------  ----------  ----------
        Total                  $   36.66   $   100.32  $   142.48  $   134.77
                                =========   ==========  ==========  ==========
Weighted Average Units
  Outstanding                     20,413       20,460      20,413      20,460
                                =========   ==========  ==========  ==========
 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                    2003            2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                   $ 2,937,874     $ 2,795,674

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                   194,861         258,699
     Gain on Sale of Real Estate                 (2,126,284)     (1,740,592)
     (Increase) Decrease in Receivables                (645)         25,115
     Increase in Payable to
        AEI Fund Management, Inc.                    51,659          58,950
     Increase in Unearned Rent                       26,684          10,708
                                                 -----------     -----------
            Total  Adjustments                   (1,853,725)     (1,387,120)
                                                 -----------     -----------
        Net Cash Provided By
           Operating Activities                   1,084,149       1,408,554
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                    (3,058,307)       (183,486)
   Proceeds from Sale of Real Estate              7,641,306       3,156,082
   Payments Received on Note Receivable                 439               0
                                                 -----------     -----------
        Net Cash Provided By
         Investing Activities                     4,583,438       2,972,596
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                      0         808,461
   Distributions to Partners                     (1,235,574)     (2,095,196)
                                                 -----------     -----------
        Net Cash Used For
          Financing Activities                   (1,235,574)     (1,286,735)
                                                 -----------     -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                           4,432,013       3,094,415

CASH AND CASH EQUIVALENTS, beginning of period    2,939,548         720,171
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period        $ 7,371,561     $ 3,814,586
                                                 ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
   Note Receivable Acquired in Sale of Property $   128,750
                                                 ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 2001   $      0   $14,707,963  $14,707,963    20,460.29

  Distributions               (20,952)   (2,074,244)  (2,095,196)

  Net Income                   38,254     2,757,420    2,795,674
                              ---------  -----------  -----------  -----------
BALANCE, September 30, 2002  $ 17,302   $15,391,139  $15,408,441    20,460.29
                              =========  ===========  ===========  ===========


BALANCE, December 31, 2002   $ 17,295   $15,316,995  $15,334,290    20,413.29

  Distributions               (12,356)   (1,223,218)  (1,235,574)

  Net Income                   29,379     2,908,495    2,937,874
                              ---------  -----------  -----------  -----------
BALANCE, September 30, 2003  $ 34,318   $17,002,272  $17,036,590    20,413.29
                              =========  ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

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

(2)  Organization -

     AEI Net Lease Income & Growth Fund XIX Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XIX, Inc.
     (AFM), the Managing General Partner. Robert P. Johnson, the President of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI) performs the administrative and operating functions for the Partnership.

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

     Subsequent to September 30, 2003, the Partnership sold an additional 15.6485% of the Garden Ridge retail store in Pineville, North Carolina, in six separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $1,673,000, which resulted in a net gain of approximately $521,000.




   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

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

     During the first nine months of 2003, the Partnership distributed $137,711 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $6.68 per Limited Partnership Unit. In September 2002, the Partnership distributed $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $39.10 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On July 3, 2003, the Partnership purchased a 50.0% interest in a Biaggi's restaurant in Fort Wayne, Indiana for $1,364,329. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

     On September 19, 2003, the Partnership purchased a 37% interest in a Winn-Dixie store in Panama City, Florida for $1,693,978. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $138,380. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

     On November 5, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longview, Texas for approximately $1,175,000. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of approximately $105,750. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

     In July 2003, the lessee of the Razzoo's restaurants in Austin, Texas and Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through November 30, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004 for the property in Austin and July 11, 2004 for the property in Alpharetta. Due to this notification, the Partnership is evaluating the lease and property values and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At September 30, 2003, the book value of the Razzoo's properties owned by the Partnership is $971,222.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(6)  Note Receivable -

     On July 11, 2003, as part of the sale of the Denny's restaurant in Apple Valley, California, the Partnership received a Promissory Note in the amount of $128,750 from the lessee, who purchased the property. The Note requires monthly payments of $1,077, bears interest at an 8% rate and is secured by the land, building and equipment. The Note is due on July 31, 2005. As of September 30, 2003, the outstanding principal due on the Note was $128,311.

(7)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(8)  Discontinued Operations -

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

     During the first nine months of 2003, the Partnership sold its 60.0% interest in the Tumbleweed restaurant in Columbus, Ohio, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,038,773, which resulted in a net gain of $293,015. The total cost and related accumulated depreciation of the interests sold was $823,496 and $77,738, respectively.

     In May 2003, the Partnership entered into an Agreement to sell its 38.2362% interest in the Taco Cabana restaurant in Houston, Texas, to the lessee. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of $674,797, which resulted in a net gain of $212,639. At the time of sale, the cost and related accumulated depreciation was $547,322 and $85,164, respectively.

     On July 11, 2003, the Partnership sold the Denny's restaurant in Apple Valley, California for $1,100,000 to the lessee. The sale agreement required a cash payment of $971,250 and a Promissory Note for $128,750. The Partnership recognized net sale proceeds of $1,076,459, which resulted in a net gain of $130,443. At the time of sale, the cost and related accumulated depreciation was $1,177,655 and $231,639, respectively.



   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(8)  Discontinued Operations - (Continued)

     During the first nine months of 2003, the Partnership sold 37.4208% of the Johnny Carino's restaurant in San Antonio, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,193,077, which resulted in a net gain of $363,704. The total cost and related accumulated depreciation of the interests sold was $859,909 and $30,536, respectively.

     Subsequent to September 30, 2003, the Partnership sold its remaining 14.5792% interest in the Johnny Carino's restaurant in San Antonio, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $454,000, which resulted in a net gain of approximately $133,000.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                                 Three Months Ended       Nine Months Ended
                                9/30/03      9/30/02    9/30/03      9/30/02

Rental Income                  $  26,491  $  189,428  $  310,839   $  656,454
Property Management Expenses      (2,099)     (9,264)    (12,350)     (20,230)
Depreciation                      (4,229)    (29,548)    (45,305)    (101,898)
Gain on Disposal of Real Estate  539,718   1,740,592   1,427,133    1,740,592
                                ---------  ----------  ----------   ----------
   Income from Discontinued
    Operations                 $ 559,881  $1,891,208  $1,680,317   $2,274,918
                                ========== ==========  ==========   ==========




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

Results of Operations

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized rental income from continuing operations of $846,629 and $878,473, respectively. In 2003, rental income decreased due to sales of the Champps Americana restaurant in Troy, Michigan and the Garden Ridge retail store. This decrease in rental income was partially offset by additional rent received from three property acquisitions in 2002 and 2003, and rent increases on ten properties.

       For the nine months ended September 30, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $165,405 and $192,410, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,844 and $28,079, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized interest income of $49,582 and $19,573, respectively. In 2003, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

        For the nine months ended September 30, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $699,151 from the sale of two properties. Since the Partnership retains an ownership interest in these properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

        On February 28, 2003, the Partnership sold 4.3254% of the Garden Ridge retail store in Pineville, North Carolina to an unrelated third party. The Partnership received net sale proceeds of $462,709, which resulted in a net gain of $138,754. The cost and related accumulated depreciation of the interest sold was $383,754 and $59,799, respectively.

        Subsequent to September 30, 2003, the Partnership sold an additional 15.6485% of the Garden Ridge retail store in
Pineville, North Carolina, in six separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $1,673,000, which resulted in a net gain of approximately $521,000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the second quarter of 2003, the Partnership sold 23.934% of the Champps Americana restaurant in Troy, Michigan, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,612,362, which resulted in a net gain of $560,397. The total cost and related accumulated depreciation of the interests sold was $1,180,397 and $128,432, respectively.

        In July 2003, the lessee of the Razzoo's restaurants in Austin, Texas and Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through November 30, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004 for the property in Austin and July 11, 2004 for the property in
Alpharetta. Due to this notification, the Partnership is evaluating the lease and property values and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At September 30, 2003, the book value of the Razzoo's properties owned by the Partnership is $971,222.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $1,680,317, representing rental income less property management expenses and depreciation of $253,184 and gain on disposal of real estate of $1,427,133. For the nine months ended September 30, 2002, the Partnership recognized income from discontinued operations of $2,274,918, representing rental income less property management expenses and depreciation of $534,326 and gain on disposal of real estate of $1,740,592.

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

       During the first nine months of 2003, the Partnership sold its 60.0% interest in the Tumbleweed restaurant in Columbus, Ohio, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,038,773, which resulted in a net gain of $293,015. The total cost and related accumulated depreciation of the interests sold was $823,496 and $77,738, respectively.

        In May 2003, the Partnership entered into an Agreement to sell its 38.2362% interest in the Taco Cabana restaurant in Houston, Texas to the lessee. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of $674,797, which resulted in a net gain of $212,639. At the time of sale, the cost and related accumulated depreciation was $547,322 and $85,164, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On  July  11,  2003,  the Partnership  sold  the  Denny's
restaurant in Apple Valley, California for $1,100,000 to the lessee. The sale agreement required a cash payment of $971,250 and a Promissory Note for $128,750. The Partnership recognized net sale proceeds of $1,076,459, which resulted in a net gain of $130,443. At the time of sale, the cost and related accumulated depreciation was $1,177,655 and $231,639, respectively. The Note requires monthly payments of $1,077, bears interest at an 8% rate and is secured by the land, building and equipment. The Note is due on July 31, 2005.

       During the first nine months of 2003, the Partnership sold 37.4208% of the Johnny Carino's restaurant in San Antonio, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,193,077, which resulted in a net gain of $363,704. The total cost and related accumulated depreciation of the interests sold was $859,909 and $30,536, respectively.

       Subsequent to September 30, 2003, the Partnership sold its remaining 14.5792% interest in the Johnny Carino's restaurant in San Antonio, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $454,000, which resulted in a net gain of approximately $133,000.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2003, the Partnership's cash balances increased $4,432,013 as a result of cash generated from the sale of the property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2002, the Partnership's cash balances increased $3,094,415, mainly as a result of the sale of the Applebee's restaurant in Beaverton, Oregon.

        Net cash provided by operating activities decreased from $1,408,554 in 2002 to $1,084,149 in 2003 as the result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $7,641,306 and $3,156,082, respectively. During the same periods, the Partnership expended $3,058,307 and $183,486 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On July 3, 2003, the Partnership purchased a 50.0% interest in a Biaggi's restaurant in Fort Wayne, Indiana for $1,364,329. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        On September 19, 2003, the Partnership purchased a 37% interest in a Winn-Dixie store in Panama City, Florida for $1,693,978. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $138,380. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

        On November 5, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longview, Texas for approximately $1,175,000. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of approximately $105,750. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

        The Partnership's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year.

       For the nine months ended September 30, 2003 and 2002, the Partnership declared distributions of $1,235,574 and $2,095,196, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,223,218 and $2,074,244 and the General Partners received distributions of $12,356 and $20,952 for the periods, respectively.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first nine months of 2003, the Partnership distributed $137,711 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $6.68 per Limited Partnership Unit. In September 2002, the Partnership declared a bonus distribution of $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $39.10 per Limited Partnership Unit. As a result distributions were higher in 2002, when compared to 2003. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On October 1, 2003, eight Limited Partners redeemed a total of 58.0 Partnership Units for $26,588 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 62 Limited Partners redeemed 738.64 Partnership Units for $503,885. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    10.1 Assignment of Sale-Purchase Agreement dated August 19, 2003 between the Partnership and AEI Fund Management,Inc. relating to the Property at 3621 Highway 231 North, Panama City, Florida.

    10.2 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24, LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida.

    10.3 Purchase Agreement dated November 5, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 411 B East Loop 281, Longview, Texas.

    10.4 Net Lease Agreement dated November 5, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 411 B East Loop 281, Longview, Texas.

    31.1 Certification of Chief Executive Officer of General Partner pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated:  November 11, 2003     AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)