Form 10KSB
period 2003-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2004-03-29
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2003

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

The Issuer's revenues for year ended December 31, 2003 were $739,603.

As of February 29, 2004, there were 20,350.17 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,350,170.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:
                         Yes        No [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

       AEI Net Lease Income & Growth Fund XIX Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 14, 1990. The registrant is comprised of AEI Fund Management XIX, Inc. (AFM) as Managing General Partner, Robert P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $30,000,000 of limited partnership interests (the "Units") (30,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 5, 1991. The Partnership commenced operations on May 31, 1991 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The Partnership's offering terminated February 5, 1993 when the extended offering period expired. The Partnership received subscriptions for 21,151.928 Limited Partnership Units ($21,151,928).

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

        The leases provide the lessees with two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property at a formula price. In many of the leases, the option price is stated to be the greater of the price determined by the stated formula or the fair market value of the property as agreed upon by the parties or determined based on appraisals. In general, the formula price is determined in one of two ways. Under the first, the option price is the original purchase price of the property increased by a specified percentage per year, compounded annually. Under the second, the option price is determined by dividing the annual rent at the time the purchase option is exercised by a percentage. Based on the scheduled annual rent under the lease, the resulting option price would always be greater than the original purchase price. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

Property Activity

        On May 8, 2000, the Partnership purchased a 13% interest in a parcel of land in Austin, Texas for $176,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $15,028. Effective October 4, 2000, the annual rent was increased to $17,238. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective
October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15%, respectively. On June 27, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $41,346. The Partnership's share of the total acquisition costs, including the cost of the land, was $417,939. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On June 30, 2000, the Partnership purchased a 16% interest in a parcel of land in Alpharetta, Georgia for $257,280. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $21,869. Effective November 26, 2000, the annual rent was increased to $25,085. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective November 26, 2000 and January 31, 2001, the interest rate was increased to 9.75% and 15%, respectively. On July 11, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $59,157. The Partnership's share of the total acquisition costs, including the cost of the land, was $598,109. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        In July 2003, the lessee of the Razzoo's restaurants in Austin, Texas and Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through March 31, 2004 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004 for the property in Austin and July 11, 2004 for the property in
Alpharetta. Due to this notification, the Partnership is evaluating the lease and property values and has decided that it is premature to recognize an impairment loss for the property in Austin at this time. It is reasonably possible that this decision may change in the future. At December 31, 2003, the book value of the property in Austin was $396,867.

        In late 2003, the lessee closed the restaurant in Alpharetta and has indicated they are no longer interested in operating a restaurant at the site. The Partnership is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

       Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership has determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2003, the property was classified as Real Estate Held for Sale.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Partnership charged interest on the advances at a rate of 9%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total acquisition costs, including the cost of the land, was $963,874. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       During the first nine months of 2003, the Partnership sold its 60% interest in the Tumbleweed restaurant in Columbus, Ohio, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,038,773, which resulted in a net gain of $293,015. The total cost and related accumulated depreciation of the interests sold was $823,496 and $77,738, respectively.

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

        On October 15, 2003, the Partnership sold its 1.1054% interest in the Applebee's restaurant in Crestview Hills, Kentucky to an unrelated third party. The Partnership received net sale proceeds of $23,207, which resulted in a net gain of $12,614. The cost and related accumulated depreciation of the interest sold was $14,039 and $3,446, respectively.

        During 2003, the Partnership sold its 52% interest in the Johnny Carino's restaurant in San Antonio, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,651,078, which resulted in a net gain of $500,761. The total cost and related accumulated depreciation of the interests sold was $1,194,932 and $44,615, respectively.

        During 2003, the Partnership sold its 40.75% interest in the Garden Ridge retail store in Pineville, North Carolina, in fifteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $4,381,044, which resulted in a net gain of $1,379,368. The total cost and related accumulated depreciation of the interests sold was $3,615,378 and $613,702, respectively.

        On July 3, 2003, the Partnership purchased a 50% interest in a Biaggi's restaurant in Fort Wayne, Indiana for $1,379,347. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        On September 19, 2003, the Partnership purchased a 37% interest in a Winn-Dixie store in Panama City, Florida for $1,712,829. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $138,380. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On November 5, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longview, Texas for $1,179,878. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $105,750. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

        On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Brownsville, Texas for $2,312,499. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $192,014.

       Subsequent to December 31, 2003, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for approximately $2,035,000. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

        Subsequent to December 31, 2003, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Auburn, New York for approximately $2,244,000. The property will be leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $185,000. AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, entered into an Agreement to purchase the remaining interest in the property.

Major Tenants

        During 2003, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 51% of total rental revenue in 2003. It is anticipated that, based on the minimum rental payments required under the leases, the tenant of the Taco Cabana restaurants will continue to contribute more than ten percent of rental revenue in 2004 and future years. The tenants of the Garden Ridge retail store and the Champps Americana restaurants will not continue to contribute more than ten percent of rental revenue in 2004 and future years, due to sales of the properties in 2003. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2003.

                          Total Property                Annual     Annual
                Purchase   Acquisition                  Lease      Rent Per
Property          Date        Costs        Lessee       Payment    Sq. Ft.

Taco Cabana Restaurant                    Texas Taco
 San Antonio, TX   3/16/92  $ 1,147,274   Cabana L.P.   $212,440   $78.10

Taco Cabana Restaurant
 Waco, TX                                 Texas Food
 (2.4058%)          5/1/92  $    19,721    Concepts     $  3,289   $49.50

Applebee's Restaurant
 Aurora, CO                          RCI
 (3.3979%)        12/22/92  $    44,782   Realty LLC    $  7,699   $49.27

Applebee's Restaurant                      Gourmet
 Crestwood, MO     4/14/93  $   803,418  Systems, Inc.  $134,187   $26.75

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                          Total Property                Annual     Annual
                Purchase   Acquisition                  Lease      Rent Per
Property          Date        Costs        Lessee       Payment    Sq. Ft.

HomeTown Buffet Restaurant
 Tucson, AZ                               Summit Family
 (2.2074%)         6/16/93  $    28,418  Restaurants, Inc. $  4,476 $21.10

Applebee's Restaurant
 Temple Terrace, FL                      Casual Restaurant
 (9.0963%)         10/1/93  $    96,262  Concepts II, Inc. $ 17,046 $40.39

Champps Americana Restaurant               Champps
 Troy, MI                                 Operating
 (.016%)            9/3/98  $       788  Corporation       $     89 $50.28

Tumbleweed Restaurant
 Chillicothe, OH
 (40%)            11/20/98  $   505,224 Tumbleweed, Inc.   $ 56,248 $25.65

Marie Callender's Restaurant               Marie
 Henderson, NV                           Callender
 (2.5775%)         9/28/99  $    44,142 Pie Shops, Inc.    $  4,163 $26.85

Razzoo's Restaurant
 Austin, TX                               Razzoo's,
 (13%)             6/27/01  $   417,939    Inc.            $ 41,759 $32.78

Razzoo's Restaurant
 Alpharetta, GA                           Razzoo's
 (16%)             7/11/01  $   598,109    Inc.            $ 59,748 $46.13

Champps Americana Restaurant               Champps
 Utica, MI                                Operating
 (28%)             2/12/02  $   963,874  Corporation       $105,350 $43.83

Biaggi's Restaurant
 Ft. Wayne, IN                         Biaggi's Ristorante
 (50%)              7/3/03  $ 1,379,347    Italiano, LLC   $122,004 $25.81

Winn-Dixie Retail Store
 Panama City, FL                           Winn-Dixie
 (37%)             9/19/03  $ 1,712,829  Montgomery, Inc.  $138,380 $ 7.71

Johnny Carino's Restaurant
 Longview, TX                             Kona Restaurant
 (50%)             11/5/03  $ 1,179,878     Group, Inc.    $105,750 $34.65

Johnny Carino's Restaurant                Kona Restaurant
 Brownsville, TX  12/30/03  $ 2,312,499     Group, Inc.    $192,014 $31.15


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or
unrelated  third  parties.   The  remaining  interests   in   the
Tumbleweed restaurant in Chillicothe, Ohio are owned by AEI Real Estate Fund XVIII Limited Partnership and an unrelated third
party.   The  remaining interests in the Razzoo's  restaurant  in
Austin, Texas are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Razzoo's restaurant in Alpharetta, Georgia are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interest in the Biaggi's restaurant is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Winn-Dixie store are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. The remaining interest in the Johnny Carino's restaurant in Longview, Texas is owned by
AEI  Real  Estate Fund XVII Limited Partnership.   The  remaining
interests in the Marie Callender's restaurant, the HomeTown Buffet restaurant, the Champps Americana restaurant, the Taco Cabana restaurant in Waco, Texas, and the Applebee's restaurants in Aurora, Colorado and Temple Terrace, Florida are owned by unrelated third parties.

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

        The initial Lease terms are 20 years, except for the Biaggi's, Marie Callender's, Tumbleweed, Razzoo's and Taco Cabana restaurants, which have lease terms of 15 years and the Johnny Carino's restaurant in Longview, Texas, which has a Lease term of 17 years and the Johnny Carino's restaurant in Brownsville, Texas, which has a Lease term of 13 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed, Razzoo's and Taco Cabana restaurants, the Applebee's restaurants in Aurora, Colorado and Temple Terrace, Florida, and the HomeTown Buffet restaurant, which have renewal options that may extend the Lease term an additional 10 years, the Biaggi's restaurant, which has renewal options that may extend the Lease term an additional 20 years and the Winn-Dixie store which has renewal options that may extend the Lease term an additional 25 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 or 39 years, depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        Through December 31, 2003, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As of December 31, 2003, there were 1,445 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

     During 2003, eight Limited Partners redeemed a total of 58.0 Partnership Units for $26,588 in accordance with the Partnership Agreement. During 2002, six Limited Partners redeemed a total of
47.0 Partnership Units for $23,661. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 56 Limited Partners redeemed 691.64 Partnership Units for $480,224. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $269 and $239 in 2003 and 2002, respectively.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
          (Continued)

       Cash distributions of $25,565 and $25,070 were made to the General Partners and $2,530,962 and $2,481,984 were made to the Limited Partners in 2003 and 2002, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $1,206,778 and $800,000 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2003 and 2002, the Partnership recognized rental income from continuing operations of $739,603 and $691,925, respectively. In 2003, rental income increased due to additional rent received from five property acquisitions in 2002 and 2003 and rent increases on eight properties, which was partially offset by a decrease in rent due to the sale of the Champps Americana restaurant in Troy, Michigan.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $210,102 and $223,806, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,807 and $21,555, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents.
However,  rents  are  current through  March  31,  2004  and  the
Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At December 31, 2003, the book value of this property was $396,867.

        For the years ended December 31, 2003 and 2002, the Partnership recognized interest income of $75,110 and $28,142, respectively. In 2003, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

        For the year ended December 31, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $560,397 from the sale of a property. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

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

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2003, the Partnership recognized income from discontinued operations of $3,350,116, representing rental income less property management expenses and depreciation of $563,264 and gain on disposal of real estate of $2,956,172, which were partially offset by a real estate impairment loss of $169,320. For the year ended December 31, 2002, the Partnership recognized income from discontinued operations of $2,799,298, representing rental income less property management expenses and depreciation of $1,058,706 and gain on disposal of real estate of $1,740,592.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During the first nine months of 2003, the Partnership sold its 60% interest in the Tumbleweed restaurant in Columbus, Ohio, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,038,773, which resulted in a net gain of $293,015. The total cost and related accumulated depreciation of the interests sold was $823,496 and $77,738, respectively.

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

        On October 15, 2003, the Partnership sold its 1.1054% interest in the Applebee's restaurant in Crestview Hills, Kentucky to an unrelated third party. The Partnership received net sale proceeds of $23,207, which resulted in a net gain of $12,614. The cost and related accumulated depreciation of the interest sold was $14,039 and $3,446, respectively.

        During 2003, the Partnership sold its 52% interest in the Johnny Carino's restaurant in San Antonio, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,651,078, which resulted in a net gain of $500,761. The total cost and related accumulated depreciation of the interests sold was $1,194,932 and $44,615, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During 2003, the Partnership sold its 40.75% interest in the Garden Ridge retail store in Pineville, North Carolina, in fifteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $4,381,044, which resulted in a net gain of $1,379,368. The total cost and related accumulated depreciation of the interests sold was $3,615,378 and $613,702, respectively.

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through March 31, 2004 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. In late 2003, the lessee closed the restaurant and has indicated they are no longer interested in operating a restaurant at the site. The Partnership is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

       Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership has determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2003, the property was classified as Real Estate Held for Sale.

        In 2003 and 2002, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability in 2004 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

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



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2003, the Partnership's cash balances increased $5,125,106 as a result of cash generated from the sale of the property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2002, the Partnership's cash balances increased $2,219,377, mainly as a result of the sale of the Applebee's restaurant in Beaverton, Oregon, which was partially offset by a distribution of a portion of the sale proceeds to the Partners and cash used to purchase property. Net cash provided by operating activities decreased from $1,793,596 in 2002 to $1,342,262 in 2003 as the result of a decrease in total rental and interest income in 2003, which was partially offset by a decrease in Partnership administration expenses in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $12,040,849 and $3,156,082, respectively. During the same periods, the Partnership expended $6,584,553 and $183,486 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Partnership charged interest on the advances at a rate of 9%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total acquisition costs, including the cost of the land, was $963,874. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

        On July 3, 2003, the Partnership purchased a 50% interest in a Biaggi's restaurant in Fort Wayne, Indiana for $1,379,347. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On September 19, 2003, the Partnership purchased a 37% interest in a Winn-Dixie store in Panama City, Florida for $1,712,829. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $138,380. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

        On November 5, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longview, Texas for $1,179,878. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $105,750. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

        On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Brownsville, Texas for $2,312,499. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $192,014.

       Subsequent to December 31, 2003, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for approximately $2,035,000. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

        Subsequent to December 31, 2003, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Auburn, New York for approximately $2,244,000. The property will be leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $185,000. AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, entered into an agreement to purchase the remaining interest in the property.

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

        For the years ended December 31, 2003 and 2002, the Partnership declared distributions of $2,556,527 and $2,507,054, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,530,962 and $2,481,984 and the General Partners received distributions of $25,565 and $25,070 for the periods, respectively. In December 2003, the Partnership declared a bonus distribution of $909,091 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2003.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         During 2003 and 2002, the Partnership distributed $1,218,968 and $808,081 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $59.26 and $39.10 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2003, eight Limited Partners redeemed a total  of
58.0 Partnership Units for $26,588 in accordance with the Partnership Agreement. During 2002, six Limited Partners redeemed a total of 47.0 Partnership Units for $23,661. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 56 Limited Partners redeemed 691.64 Partnership Units for $480,224. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $269 and $239 in 2003 and 2002, respectively.

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



   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors

Balance Sheet as of December 31, 2003 and 2002

Statements for the Years Ended December 31, 2003 and 2002:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements







                 REPORT OF INDEPENDENT AUDITORS




To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2003 and 2002 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                        /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                           Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 23, 2004

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS
                                                 2003          2002
CURRENT ASSETS:
  Cash and Cash Equivalents                  $ 8,064,654   $ 2,939,548
  Receivables                                      2,220             0
  Note Receivable                                  3,038             0
                                              -----------   -----------
      Total Current Assets                     8,069,912     2,939,548
                                              -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                         3,715,340     5,415,956
  Buildings and Equipment                      6,941,055     9,242,523
  Accumulated Depreciation                      (715,515)   (1,829,350)
                                              -----------   -----------
                                               9,940,880    12,829,129
  Real Estate Held for Sale                      400,000             0
                                              -----------   -----------
      Net Investments in Real Estate          10,340,880    12,829,129
                                              -----------   -----------
NOTE RECEIVABLE - Net of Current Portion         124,829             0
                                              -----------   -----------
           Total  Assets                     $18,535,621   $15,768,677
                                              ===========   ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $   110,321   $    38,843
  Distributions Payable                        1,304,593       395,544
                                              -----------   -----------
      Total Current Liabilities                1,414,914       434,387
                                              -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                35,149        17,295
  Limited Partners, $1,000 per Unit; 30,000 Units
  authorized; 21,152 Units issued; 20,355 and
  20,413 Units outstanding in 2003 and 2002,
  respectively                                17,085,558    15,316,995
                                              -----------   -----------
   Total Partners' Capital                    17,120,707    15,334,290
                                              -----------   -----------
     Total Liabilities and Partners' Capital $18,535,621   $15,768,677
                                              ===========   ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31

                                                   2003          2002

RENTAL INCOME                                  $   739,603    $   691,925

EXPENSES:
  Partnership Administration - Affiliates          210,102        223,806
  Partnership Administration and Property
     Management - Unrelated Parties                 15,807         21,555
  Depreciation                                     129,516        116,723
                                                -----------    -----------
      Total Expenses                               355,425        362,084
                                                -----------    -----------

OPERATING INCOME                                   384,178        329,841

OTHER INCOME:
  Interest Income                                   75,110         28,142
  Gain on Sale of Real Estate                      560,397              0
                                                -----------    -----------
      Total Other Income                           635,507         28,142
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                1,019,685        357,983

Income from Discontinued Operations              3,350,116      2,799,298
                                                -----------    -----------
NET INCOME                                     $ 4,369,801    $ 3,157,281
                                                ===========    ===========
NET INCOME ALLOCATED:
  General Partners                             $    43,688    $    42,604
  Limited Partners                               4,326,113      3,114,677
                                                -----------    -----------
                                               $ 4,369,801    $ 3,157,281
                                                ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $     49.49    $     17.33
  Discontinued Operations                           162.58         134.98
                                                -----------    -----------
      Total                                    $    212.07    $    152.31
                                                ===========    ===========
Weighted Average Units Outstanding                  20,399         20,449
                                                ===========    ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                    2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $ 4,369,801   $ 3,157,281

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   250,452       338,017
     Real Estate Impairment                         169,320             0
     Gain on Sale of Real Estate                 (3,516,569)   (1,740,592)
     (Increase) Decrease in Receivables              (2,220)       25,115
     Increase in Payable to
        AEI Fund Management, Inc.                    71,478        13,775
                                                 -----------   -----------
           Total  Adjustments                    (3,027,539)   (1,363,685)
                                                 -----------   -----------
       Net Cash Provided By Operating Activities  1,342,262     1,793,596
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                     (6,584,553)     (183,486)
  Proceeds from Sale of Real Estate              12,040,849     3,156,082
  Payments Received on Notes Receivable                 883             0
                                                 -----------   -----------
      Net Cash Provided By Investing Activities   5,457,179     2,972,596
                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase  (Decrease)  in Distributions Payable    909,049       (15,861)
  Distributions to  Partners                     (2,556,527)   (2,507,054)
  Redemption Payments                               (26,857)      (23,900)
                                                 -----------   -----------
        Net Cash Used For Financing Activities   (1,674,335)   (2,546,815)
                                                 -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                           5,125,106     2,219,377

CASH AND CASH EQUIVALENTS, beginning of period    2,939,548       720,171
                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, end of period        $ 8,064,654   $ 2,939,548
                                                 ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Note Receivable Acquired in Sale of Property  $   128,750   $         0
                                                 ===========   ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General    Limited                    Units
                             Partners   Partners    Total       Outstanding


BALANCE, December 31, 2001 $      0   $14,707,963  $14,707,963   20,460.29

  Distributions             (25,070)   (2,481,984)  (2,507,054)

  Redemption Payments          (239)      (23,661)     (23,900)     (47.00)

  Net Income                 42,604     3,114,677    3,157,281
                            --------   -----------  ----------- -----------
BALANCE, December 31, 2002   17,295    15,316,995   15,334,290   20,413.29

  Distributions             (25,565)   (2,530,962)  (2,556,527)

  Redemption Payments          (269)      (26,588)     (26,857)     (58.00)

  Net Income                 43,688     4,326,113    4,369,801
                            --------   -----------  ----------- -----------
BALANCE, December 31, 2003 $ 35,149   $17,085,558  $17,120,707   20,355.29
                            ========   ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization -

     AEI Net Lease Income & Growth Fund XIX Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XIX, Inc.
     (AFM), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. (AEI), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

                   DECEMBER 31, 2003 AND 2002

(1)  Organization - (Continued)

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2003  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2002   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns a .016% interest in a Champps Americana restaurant in Troy, Michigan. AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owns a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party. The Partnership owns a 13% interest in a Razzoo's restaurant in Austin, Texas. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income &
     Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owns a 16% interest in a Razzoo's restaurant in Alpharetta, Georgia. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owns a 28% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership. The Partnership owns a 50% interest in a Biaggi's restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

     The Partnership owns a 37% interest in a Winn-Dixie store. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, and unrelated third parties. AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership, owned a 26% interest in this property until the interest was sold, in two transactions, to unrelated third parties in 2003. The Partnership owns a 50% interest in a Johnny Carino's restaurant in Longview, Texas. The remaining interest in this property is owned by AEI Real Estate Fund XVII Limited Partnership. The Partnership owns a 50% interest in a Jared Jewelry store in Lakewood, Colorado. The remaining interest in this property is owned by AEI Real Estate Fund XVIII Limited Partnership. The Partnership owned a 38.2362% interest in a Taco Cabana restaurant in Houston, Texas. The remaining interest in this property was owned by AEI Real Estate Fund 86-A Limited Partnership, an affiliate of the Partnership. The Partnership owned a 40.75% interest in a Garden Ridge retail store. AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003 and January 2004. The Partnership owned a 60% interest in a Tumbleweed restaurant in Columbus, Ohio. AEI Real Estate Fund XVIII Limited Partnership owned a 40% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owned a 52% interest in a Johnny Carino's restaurant in San Antonio, Texas. AEI Income & Growth Fund 23 LLC owned a 48% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2003.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                 2003         2002
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                   $ 210,102    $ 223,806
                                               ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.         $  34,927    $  47,935
                                               ========     ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $6,497 and $743
  for 2003 and 2002, respectively.            $ 111,397    $   1,985
                                               ========     ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.       $ 261,693    $  35,572
                                               ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

     AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Biaggi's, Marie Callender's, Tumbleweed, Razzoo's and Taco Cabana restaurants, which have lease terms of 15 years and the Johnny Carino's restaurant in Longview, Texas, which has a Lease term of 17 years and the Johnny Carino's restaurant in Brownsville, Texas, which has a Lease term of 13 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed,
     Razzoo's and Taco Cabana restaurants, the Applebee's restaurants in Aurora, Colorado and Temple Terrace, Florida, and the HomeTown Buffet restaurant, which have renewal options that may extend the Lease term an additional 10 years, the Biaggi's restaurant, which has renewal options that may extend the Lease term an additional 20 years and the Winn-Dixie store which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The Champps Americana restaurant in Troy, Michigan and the Tumbleweed restaurant were constructed and acquired in 1998. The Marie Callender's restaurant was constructed in 1998 and acquired in 1999. The land for the two Razzoo's restaurants was acquired in 2000 and construction of the restaurants was completed in 2001. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The Biaggi's restaurant was constructed in 2001 and acquired in 2003. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Johnny Carino's restaurant in Longview, Texas was constructed in 1999 and acquired in 2003. The Johnny Carino's restaurant in Brownsville, Texas was constructed and acquired in 2003. The remaining properties were constructed and acquired in either 1992 or 1993. There have been no costs capitalized as improvements subsequent to the acquisitions.

     For those properties in the table below which do not have land costs, the lessee has entered into land leases with unrelated third parties. The cost of the properties and related accumulated depreciation at December 31, 2003 are as follows:

                                         Buildings and            Accumulated
Property                          Land     Equipment     Total    Depreciation

Taco Cabana, San Antonio, TX  $  598,533  $  548,741  $ 1,147,274  $  222,439
Taco Cabana, Waco, TX              7,788      11,933       19,721       4,748
Applebee's, Aurora, CO            15,969      28,813       44,782      11,412
Applebee's, Crestwood, MO              0     803,418      803,418     301,384
HomeTown Buffet, Tucson, AZ       15,314      13,104       28,418       4,605
Applebee's, Temple Terrace, FL    44,568      51,694       96,262      19,595
Champps Americana, Troy, MI          256         532          788          97
Tumbleweed, Chillicothe, OH      206,725     298,499      505,224      54,547
Marie Callender's, Henderson, NV  18,209      25,933       44,142       3,673
Razzoo's, Austin, TX             175,141     242,798      417,939      21,072
Champps Americana, Utica, MI     346,554     617,320      963,874      40,312
Biaggi's, Ft. Wayne, IN          503,205     876,142    1,379,347      14,602
Winn-Dixie, Panama City, FL      338,850   1,373,979    1,712,829      13,358
Johnny Carino's, Longview, TX    412,843     767,035    1,179,878       3,671
Johnny Carino's,
 Brownsville, TX               1,031,385   1,281,114    2,312,499           0
                               ----------  ----------  -----------  ----------
                              $3,715,340  $6,941,055  $10,656,395  $  715,515
                               ==========  ==========  ===========  ==========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 28% interest purchased. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Partnership charged interest on the advances at a rate of 9%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total acquisition costs, including the cost of the land, was $963,874.

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

     On July 3, 2003, the Partnership purchased a 50% interest in a Biaggi's restaurant in Fort Wayne, Indiana for $1,379,347. The property is leased to Biaggi's Ristorante Italiano, LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $122,004.

     On September 19, 2003, the Partnership purchased a 37% interest in a Winn-Dixie store in Panama City, Florida for $1,712,829. The property is leased to Winn-Dixie Montgomery, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $138,380.

     On November 5, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longview, Texas for $1,179,878. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $105,750.

     On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Brownsville, Texas for $2,312,499. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $192,014.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     Subsequent to December 31, 2003, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for approximately $2,035,000. The property is leased to Sterling Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755.

     Subsequent to December 31, 2003, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Auburn, New York for approximately $2,244,000. The property will be leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $185,000. AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the
     Partnership, entered into an agreement to purchase the remaining interest in the property.

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At December 31, 2003, the book value of this property was $396,867.

     The Partnership owns a 2.4058% interest in a Taco Cabana restaurant in Waco, Texas, a 3.3979% interest in an
     Applebee's restaurant in Aurora, Colorado, a 2.2074% interest in a HomeTown Buffet restaurant in Tucson, Arizona, a 9.0963% interest in an Applebee's restaurant in Temple Terrace, Florida and a 2.5775% interest in a Marie Callender's restaurant in Henderson, Nevada,. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2003, the minimum future rent payments required by the leases are as follows:

                       2004          $  1,208,520
                       2005             1,217,112
                       2006             1,227,213
                       2007             1,082,949
                       2008             1,041,032
                       Thereafter       8,669,160
                                      -----------
                                     $ 14,445,986
                                      ===========

     There were no contingent rents recognized in 2003 and 2002.

(5)  Note Receivable -

     On July 11, 2003, as part of the sale of the Denny's restaurant in Apple Valley, California, the Partnership received a Promissory Note in the amount of $128,750 from the lessee, who purchased the property. The Note requires monthly payments of $1,077, bears interest at an 8% rate and is secured by the land, building and equipment. The Note is due on July 31, 2005. As of December 31, 2003, the outstanding principal due on the Note was $127,867.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                  2003          2002
      Tenants                  Industry

     Garden Ridge L.P.         Retail          $ 332,990   $ 423,945
     Texas Taco Cabana L.P.    Restaurant        263,538     295,076
     Champps Americana Group   Restaurant        146,516     228,961
                                                ---------   ---------

     Aggregate rent revenue of major tenants   $ 743,044   $ 947,982
                                                =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               51%         47%
                                                =========   =========

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

     During the first nine months of 2003, the Partnership sold its 60% interest in the Tumbleweed restaurant in Columbus, Ohio, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,038,773, which resulted in a net gain of $293,015. The total cost and related accumulated depreciation of the interests sold was $823,496 and $77,738, respectively.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Discontinued Operations - (Continued)

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

     On October 15, 2003, the Partnership sold its 1.1054% interest in the Applebee's restaurant in Crestview Hills,
     Kentucky to an unrelated third party. The Partnership received net sale proceeds of $23,207, which resulted in a net gain of $12,614. The cost and related accumulated depreciation of the interest sold was $14,039 and $3,446, respectively.

     During 2003, the Partnership sold its 52% interest in the Johnny Carino's restaurant in San Antonio, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,651,078, which resulted in a net gain of $500,761. The total cost and related accumulated depreciation of the interests sold was $1,194,932 and $44,615, respectively.

     During 2003, the Partnership sold its 40.75% interest in the Garden Ridge retail store in Pineville, North Carolina, in fifteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $4,381,044, which resulted in a net gain of $1,379,368. The total cost and related accumulated depreciation of the interests sold was $3,615,378 and $613,702, respectively.

     During 2003 and 2002, the Partnership distributed $1,218,968 and $808,081 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $59.26 and $39.10 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Discontinued Operations - (Continued)

     In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. In late 2003, the lessee closed the restaurant and has indicated they are no longer interested in operating a restaurant at the site. The Partnership is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

     Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership has determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2003, the property was classified as Real Estate Held for Sale.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                   2003         2002

     Rental Income                             $  703,320    $1,306,380
     Property Management Expenses                 (19,120)      (26,380)
     Depreciation                                (120,936)     (221,294)
     Real Estate Impairment                      (169,320)            0
     Gain on Disposal of Real Estate            2,956,172     1,740,592
                                                ----------    ----------
          Income from Discontinued Operations  $3,350,116    $2,799,298
                                                ==========    ==========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

 (8) Partners' Capital -

     Cash distributions of $25,565 and $25,070 were made to the General Partners and $2,530,962 and $2,481,984 were made to the Limited Partners for the years ended December 31, 2003 and 2002, respectively. The Limited Partners' distributions represent $124.07 and $121.37 per Limited Partnership Unit outstanding using 20,399 and 20,449 weighted average Units in 2003 and 2002, respectively. The distributions represent $124.07 and $121.37 per Unit of Net Income.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $1,206,778 and $800,000 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2003 and 2002 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

     During 2003, eight Limited Partners redeemed a total of 58.0 Partnership Units for $26,588 in accordance with the
     Partnership Agreement. During 2002, six Limited Partners redeemed a total of 47.0 Partnership Units for $23,661. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received
     distributions   of  $269  and  $239  in   2003   and   2002,
     respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $883.36 per original $1,000 invested.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               2003         2002

     Net Income for Financial
      Reporting Purposes                   $4,369,801   $3,157,281

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                       26,388       35,909

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                       (9,082)       1,601

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes         169,320            0

     Gain on Sale of Real Estate for
      Tax Purposes Over (Under) Gain
      for Financial Reporting Purposes       (156,428)       4,648
                                            ----------   ----------
           Taxable Income to Partners      $4,399,999   $3,199,439
                                            ==========   ==========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(9)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                                2003         2002

     Partners' Capital for
       Financial  Reporting Purposes        $17,120,707   $15,334,290

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                        178,121       138,841

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                              0         9,082

     Syndication Costs Treated as
      Reduction of Capital
      For Financial Reporting Purposes        3,012,278     3,012,278
                                             -----------   -----------
           Partners' Capital for
               Tax  Reporting Purposes      $20,311,106   $18,494,491
                                             ===========   ===========

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2003                 2002
                          Carrying       Fair    Carrying      Fair
                           Amount        Value     Amount      Value

     Money Market Funds  $8,064,654   $8,064,654  $2,939,548   $2,939,548
                          ---------    ---------   ---------    ---------
       Total Cash and
        Cash Equivalents $8,064,654   $8,064,654  $2,939,548   $2,939,548
                          =========    =========   =========    =========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.        CONTROLS AND PROCEDURES.

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


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS;  COMPLIANCE WITH SECTION 16(a) OF  THE  EXCHANGE
          ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XIX, Inc. (AFM), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer,
President  and  sole  director  of AFM,  the  Individual  General
Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

        Robert P. Johnson, age 59, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December 2004. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 44, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2004. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

       Since Mr. Johnson serves as the Individual General Partner of the Partnership, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Individual General Partner, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the
Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. With the exception of Patrick Keene, who filed his initial report on Form 3 late, based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2004:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XIX, Inc.            0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                       5.12          *
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                        0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

*    Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2003 and 2002.

ITEM   12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
            (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2003, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2003.

Person or Entity                                    Amount Incurred From
 Receiving                  Form and Method    Inception (September 14, 1990)
Compensation                of Compensation         To December 31, 2003

AEI Securities, Inc.  Selling Commissions equal to         $2,115,193
                      7% of proceeds plus a 3%
                      nonaccountable expense allowance,
                      most of which was reallowed to
                      Participating Dealers.

General Partners and  Reimbursement at Cost for other      $  903,786
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all        $  631,073
Affiliates            Acquisition Expenses

General Partners and  Reimbursement at Cost for all        $3,065,602
Affiliates            Administrative Expenses
                      attributable to the Fund, including
                      all expenses related to management
                      of the Fund's properties and all
                      other transfer agency, reporting,
                      partner relations and other
                      administrative functions.

General Partners and  Reimbursement at Cost for all        $  913,007
Affiliates            expenses related to the
                      disposition of the Fund's
                      properties.

ITEM   12.    CERTAIN RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
              (Continued)

General Partners      1% of Net Cash Flow in any fiscal    $  192,926
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1%  of distributions of Net Proceeds $   32,029
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

    10.1 Net Lease Agreement dated March 16, 1992 between the Partnership and Taco Cabana, Inc. relating to the Property at 6040 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-11 filed June 15, 1992 [File No. 33-37239]).

    10.2 Net Lease Agreement dated May 1, 1992 between the Partnership and Taco Cabana, Inc. relating to the Property at 825 South 6th Street, Waco, Texas (incorporated by reference to Exhibit 10.3 of Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-11 filed June 15, 1992 [File No. 33-37239]).

    10.3 Net Lease Agreement dated December 22, 1992 between the Partnership and RCI West, Inc. relating to the Property at East Iliff Avenue and Blackhawk Street, Aurora, Colorado (incorporated by reference to Exhibit 10.6 of Form 10-K filed March 29, 1993).

    10.4 Net Lease Agreement dated April 14, 1993 between the Partnership and Apple Partners Limited Partnership relating to the Property at 9041-E Watson Road, Crestwood, Missouri (incorporated by reference to Exhibit 10.18 of Form 10-K filed March 29, 1994).

    10.5  Net  Lease  Agreement dated June 16, 1993  between  the
    Partnership  and  JB's  Restaurants,  Inc.  relating  to  the
    Property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.21 of Form 10-K filed March 29, 1994).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

          A.   Exhibits -
                            Description

    10.6 Net Lease Agreement dated September 30, 1993 between the Partnership and Casual Restaurant Concepts II, Inc. relating to the Property at Terrace Walk Shopping Plaza,
    56th Street and Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.28 of Form 10-K filed March 29, 1994).

    10.7 Net Lease Agreement dated December 23, 1997 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and Champps Entertainment, Inc. relating to the Property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to
    Exhibit 10.62 of Form 10-KSB filed March 23, 1998).

    10.8 Net Lease Agreement dated April 13, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 12, 1998).

    10.9 First Amendment to Net Lease Agreement dated September 3, 1998 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the Property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference  to Exhibit 10.1 of Form 10-QSB filed  November  9,
    1998).

    10.10 First Amendment to Net Lease Agreement dated November 20, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, Robert P. Johnson and
    Tumbleweed, LLC relating to the Property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.53 of Form 10-KSB filed March 12, 1999).

    10.11 Lease Agreement dated September 28, 1999 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Marie Callender Pie Shops, Inc. relating to the Property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 8, 1999).

    10.12 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc.
    relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 2, 2000).

    10.13 Net Lease Agreement dated June 30, 2000 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the Property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit
    10.9 of Form 10-QSB filed August 2, 2000).

    10.14 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 10,
    2001).

    10.15 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 7,
    2001).

    10.16 First Amendment to Net Lease Agreement dated July 11, 2001 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI
    Private Net Lease Millennium Fund Limited Partnership and Razzoo's, Inc. relating to the Property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to
    Exhibit 10.2 of Form 10-QSB filed August 7, 2001).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

          A.  Exhibits -
                            Description

    10.17 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.77 of Form 10-KSB filed March 8, 2002).

    10.18 Purchase and Sale Agreement dated June 10, 2002 between the Partnership and BLW Properties, LLC relating to the Property 1220 NW 185 Avenue, Beaverton, Oregon (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 5, 2002).

    10.19 Purchase Agreement dated February 7, 2003 between the Partnership and Big G of Athens, Inc. relating to the Property at 679 Dawsonville Highway, Gainesville, Georgia (incorporated by reference to Exhibit 10.30 of Form 10-KSB filed March 21, 2003).

    10.20 Purchase Agreement dated May 21, 2003, between the Partnership, AEI Real Estate Fund 86-A Limited Partnership and Texas Taco Cabana, LP relating to the Property at 700 North Loop 610 West, Houston, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 8,
    2003).

    10.21 Assignment of Purchase Agreement dated June 16, 2003, between the Partnership and AEI Fund Management, Inc. relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 8, 2003).

    10.22 Assignment and Assumption of Lease dated July 3, 2003, between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and NMA Fort Wayne, LLC relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed August 8, 2003).

    10.23 Purchase Agreement dated July 14, 2003, between the Partnership and Apple Investment Group, Inc. relating to the Property at Bear Valley Road and Apple Valley Road, Apple Valley, California (incorporated by reference to
    Exhibit 10.4 of Form 10-QSB filed August 8, 2003).

    10.24 Assignment of Sale-Purchase Agreement dated August 19, 2003 between the Partnership and AEI Fund Management,
    Inc. relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit
    10.1 of Form 10-QSB filed November 11, 2003).

    10.25 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24, LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 11, 2003).

    10.26 Purchase Agreement dated November 5, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 411 B East Loop 281, Longview, Texas (incorporated by reference to 10.3 of Form 10-QSB filed November 11, 2003).

    10.27 Net Lease Agreement dated November 5, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 411 B East Loop 281, Longview, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 11, 2003).

    10.28 Assignment of Agreement of Sale and First Amendment to Agreement of Sale dated December 23, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 2600 Highway 77/83, North
    Brownsville,  Texas  (incorporated by  reference  to  Exhibit
    10.1 of Form 8-K filed January 2, 2004).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

          A.   Exhibits -
                            Description

    10.29 Net Lease Agreement dated December 30, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 2600 Highway 77/83, North
    Brownsville,  Texas  (incorporated by  reference  to  Exhibit
    10.2 of Form 8-K filed January 2, 2004).

    10.30 Assignment of Purchase Agreement dated January 2, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Fund Management, Inc. relating to the Property at 14145 West Colfax Avenue, Lakewood, Colorado (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17, 2004).

    10.31      Assignment of Purchase Agreement dated January  9,
    2004  between  the  Partnership, AEI Real Estate  Fund  XVIII
    Limited Partnership and AEI Fund Management, Inc. relating to the Property at 157 Grant Avenue, Auburn, New York.

    10.32 Assignment and Assumption of Lease dated February 5, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Translakewood, LLC relating to the Property at 14145 West Colfax Avenue, Lakewood, Colorado (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2004).

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

      32    Certification  of Chief Executive Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.


         B.    Reports  on  Form  8-K   -  None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2003 and 2002:

     Fee Category                            2003       2002

     Audit Fees                           $  11,359   $ 10,355
     Audit-Related Fees                         538          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  11,897   $ 10,355
                                           =========   ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.


Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

        Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership's audit committee.


                           SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AEI  NET LEASE INCOME & GROWTH  FUND XIX
                            Limited Partnership
                            By:    AEI Fund Management XIX, Inc.
                               Its Managing General Partner


March 19, 2004              By:/s/ Robert P Johnson
                                   Robert P. Johnson, President  and
                                   Director
                                   (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                        Date


/s/Robert P Johnson  President (Principal Executive  Officer) March 19, 2004
   Robert P.Johnson  and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer  and  Treasurer  March 19, 2004
   Patrick W.Keene   (Principal Accounting Officer)