Form 10QSB
period 2004-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2004-05-14
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2004 and December 31, 2003

         Statements for the Periods ended March 31, 2004 and 2003:

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

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS
                                                   2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 4,907,991    $ 8,064,654
  Receivables                                       34,094          2,220
  Note Receivable                                    3,099          3,038
                                                -----------    -----------
      Total Current Assets                       4,945,184      8,069,912
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,670,750      3,715,340
  Buildings and Equipment                        8,050,403      6,941,055
  Accumulated Depreciation                        (779,122)      (715,515)
                                                -----------    -----------
                                                11,942,031      9,940,880
  Real Estate Held for Sale                        400,000        400,000
                                                -----------    -----------
      Net Investments in Real Estate            12,342,031     10,340,880
                                                -----------    -----------
NOTE RECEIVABLE - Net of Current Portion           124,090        124,829
                                                -----------    -----------
           Total  Assets                       $17,411,305    $18,535,621
                                                ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    33,478    $   110,321
  Distributions Payable                            348,829      1,304,593
  Unearned Rent                                     56,251              0
                                                -----------    -----------
      Total Current Liabilities                    438,558      1,414,914
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                  33,669         35,149
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,355 Units outstanding                     16,939,078     17,085,558
                                                -----------    -----------
      Total Partners' Capital                   16,972,747     17,120,707
                                                -----------    -----------
       Total Liabilities and Partners' Capital $17,411,305    $18,535,621
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2004           2003

RENTAL INCOME                                    $   311,314    $   176,021

EXPENSES:
   Partnership  Administration  -  Affiliates         51,076         68,061
   Partnership Administration and Property
      Management - Unrelated Parties                   9,474         10,025
      Depreciation                                    63,607         29,769
                                                  -----------    -----------
        Total Expenses                               124,157        107,855
                                                  -----------    -----------

OPERATING INCOME                                     187,157         68,166

OTHER INCOME:
  Interest Income                                     16,787          8,106
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                    203,944         76,272

Income from Discontinued Operations                   11,355        794,357
                                                  -----------    -----------
NET INCOME                                       $   215,299    $   870,629
                                                  ===========    ===========
NET INCOME ALLOCATED:
   General Partners                              $     2,153    $     8,706
   Limited Partners                                  213,146        861,923
                                                  -----------    -----------
                                                 $   215,299    $   870,629
                                                  ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                          $      9.92    $      3.70
  Discontinued Operations                                .55          38.52
                                                  -----------    -----------
      Total                                      $     10.47    $     42.22
                                                  ===========    ===========
Weighted Average Units Outstanding                    20,355         20,413
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   215,299   $   870,629

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       63,607        77,379
     Gain on Sale of Real Estate                             0      (566,086)
     Increase in Receivables                           (31,874)            0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (76,843)      136,310
     Increase in Unearned Rent                          56,251        57,422
                                                    -----------   -----------
        Total Adjustments                               11,141      (294,975)
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       226,440       575,654
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (2,064,758)            0
   Proceeds from Sale of Real Estate                         0     2,174,588
   Payments Received on Note Receivable                    678             0
                                                    -----------   -----------
        Net Cash Provided By (Used For)
          Investing  Activities                     (2,064,080)    2,174,588
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (955,764)            0
   Distributions to Partners                          (363,259)     (411,858)
                                                    -----------   -----------
        Net Cash Used For
          Financing Activities                      (1,319,023)     (411,858)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (3,156,663)    2,338,384

CASH AND CASH EQUIVALENTS, beginning of period       8,064,654     2,939,548
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 4,907,991   $ 5,277,932
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002  $ 17,295   $15,316,995   $15,334,290   20,413.29

  Distributions               (4,119)     (407,739)     (411,858)

  Net Income                   8,706       861,923       870,629
                             --------   -----------   ----------- ----------
BALANCE, March 31, 2003     $ 21,882   $15,771,179   $15,793,061   20,413.29
                             ========   ===========   =========== ==========

BALANCE, December 31, 2003  $ 35,149   $17,085,558   $17,120,707   20,355.29

  Distributions               (3,633)     (359,626)     (363,259)

  Net Income                   2,153       213,146       215,299
                             --------   -----------   -----------  ----------
BALANCE, March 31, 2004     $ 33,669   $16,939,078   $16,972,747    20,355.29
                             ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2004 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.


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

     On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Brownsville, Texas for $2,322,610. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $192,014.

     On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,054,647. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

     In January 2004, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Auburn, New York for approximately $2,244,000. The property will be leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $185,000. AEI Real Estate Fund XVIII Limited Partnership entered into an agreement to purchase the remaining interest in the property.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     Subsequent to March 31, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for approximately $1,549,000. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At March 31, 2004, the book value of this property was $394,760.

(5)  Note Receivable -

     On July 11, 2003, as part of the sale of the Denny's restaurant in Apple Valley, California, the Partnership received a Promissory Note in the amount of $128,750 from the lessee, who purchased the property. The Note requires monthly payments of $1,077, bears interest at an 8% rate and is secured by the land, building and equipment. The Note is due on July 31, 2005. As of March 31, 2004, the outstanding principal due on the Note was $127,189.

(6)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(7)  Discontinued Operations -

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     During the first nine months of 2003, the Partnership sold its 60% interest in the Tumbleweed restaurant in Columbus, Ohio, in four separate transactions, to unrelated third
     parties.   The Partnership received total net sale  proceeds
     of $1,038,773, which resulted in a net gain of $293,015. The total cost and related accumulated depreciation of the
     interests sold was $823,496 and $77,738, respectively.   For
     the three months ended March 31, 2003, the net gain was $-0-.

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

     During 2003, the Partnership sold its 52% interest in the Johnny Carino's restaurant in San Antonio, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,651,078, which resulted in a net gain of $500,761. The total cost and related accumulated depreciation of the interests sold was $1,194,932 and $44,615, respectively. For the three months ended March 31, 2003, the net gain was $-0-.

     During 2003, the Partnership sold its 40.75% interest in the Garden Ridge retail store in Pineville, North Carolina, in fifteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $4,381,044, which resulted in a net gain of $1,379,368. The total cost and related accumulated depreciation of the interests sold was $3,615,378 and $613,702, respectively. For the three months ended March 31, 2003, the net gain was $138,754.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     During the first three months of 2004, the Partnership distributed $84,354 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.10 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                  2004         2003

     Rental Income                             $  14,937    $ 282,426
     Property Management Expenses                 (3,582)      (6,545)
     Depreciation                                      0      (47,610)
     Gain on Disposal of Real Estate                   0      566,086
                                                ---------    ---------
          Income from Discontinued Operations  $  11,355    $ 794,357
                                                =========    =========

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

Results of Operations

        For the three months ended March 31, 2004 and 2003, the Partnership recognized rental income from continuing operations of $311,314 and $176,021, respectively. In 2004, rental income increased due to additional rent received from five property acquisitions in 2003 and 2004 and rent increases on four properties. These increases were partially offset by a decrease in rental income due to the sale of the Champps Americana restaurant in Troy, Michigan.

        For the three months ended March 31, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $51,076 and $68,061, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,474 and $10,025, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through May 31, 2004 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At March 31, 2004, the book value of this property was $394,760.

        For the three months ended March 31, 2004 and 2003, the Partnership recognized interest income of $16,787 and $8,106, respectively. In 2004, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the year ended December 31, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $560,397 from the sale of the Champps Americana restaurant in Troy, Michigan. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.

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

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2004, the Partnership recognized income from discontinued operations of $11,355, representing rental income less property management expenses. For the three months ended March 31, 2003, the Partnership recognized income from discontinued operations of $794,357, representing rental income less property management expenses and depreciation of $228,271 and gain on disposal of real estate of $566,086.

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

       During the first nine months of 2003, the Partnership sold its 60% interest in the Tumbleweed restaurant in Columbus, Ohio, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,038,773, which resulted in a net gain of $293,015. The total cost and related accumulated depreciation of the interests sold was $823,496 and $77,738, respectively. For the three months ended March 31, 2003, the net gain was $-0-.

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

        During 2003, the Partnership sold its 52% interest in the Johnny Carino's restaurant in San Antonio, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,651,078, which resulted in a net gain of $500,761. The total cost and related accumulated depreciation of the interests sold was $1,194,932 and $44,615, respectively. For the three months ended March 31, 2003, the net gain was $-0-.

        During 2003, the Partnership sold its 40.75% interest in the Garden Ridge retail store in Pineville, North Carolina, in fifteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $4,381,044, which resulted in a net gain of $1,379,368. The total cost and related accumulated depreciation of the interests sold was $3,615,378 and $613,702, respectively. For the three months ended March 31, 2003, the net gain was $138,754.

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through May 31, 2004 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on July 11, 2004. In late 2003, the lessee closed the restaurant and has indicated they are no longer interested in operating a restaurant at the site. The Partnership is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

       Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In 2003, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability in 2004 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2004, the Partnership's cash balances decreased $3,156,663 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2003, the Partnership's cash balances increased $2,338,384, mainly as a result of cash generated from the sale of property.

        Net cash provided by operating activities decreased from $575,654 in 2003 to $226,440 in 2004 as the result of a decrease in total rental and interest income in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2004.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2003, the Partnership generated cash flow from the sale of real estate of $2,174,588. During the three months ended March 31, 2004, the Partnership expended $2,064,758 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On December 30, 2003, the Partnership purchased a Johnny Carino's restaurant in Brownsville, Texas for $2,322,610. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $192,014.

        On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,054,647. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

       In January 2004, the Partnership entered into an agreement to purchase a 50% interest in an Eckerd drug store in Auburn, New York for approximately $2,244,000. The property will be leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $185,000. AEI Real Estate Fund XVIII Limited Partnership entered into an agreement to purchase the remaining interest in the property.

        Subsequent to March 31, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for approximately $1,549,000. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

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

        For the three months ended March 31, 2004 and 2003, the Partnership declared distributions of $363,259 and $411,858, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $359,626 and $407,739 and the General Partners received distributions of $3,633 and $4,119 for the periods, respectively.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first three months of 2004, the Partnership distributed $84,354 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.10 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2003, eight Limited Partners redeemed a total  of
58.0 Partnership Units for $26,588 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 62 Limited Partners redeemed 738.64 Partnership Units for $503,885. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $269 in 2003.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.  Exhibits -
                           Description

    10.1  Assignment of Purchase Agreement dated April  22,  2004
    between  the  Partnership  and  AEI  Fund  Management,   Inc.
    relating to the Property at 4296 Kent Road, Stow, Ohio.

    10.2 Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited
    Partnership and PRECO II CRIC LLC relating to the Property at 4296 Kent Road, Stow, Ohio.

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

      32    Certification  of Chief Executive Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K - During  the quarter  ended
                                       March   31,   2004,    the
                                       Partnership filed  a  Form
                                       8-K dated January 2, 2004,
                                       reporting  the acquisition
                                       of    a    Johnny Carino's
                                       restaurant in Brownsville,
                                       Texas.

                                       During  the  quarter ended
                                       March   31,    2004,   the
                                       Partnership  filed  a Form
                                       8-K dated February 17,2004,
                                       reporting the  acquisition
                                       of  a Jared  Jewelry store
                                       in Lakewood, Colorado.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 11, 2004          AEI Net Lease Income & Growth  Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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