Form 10QSB
period 2004-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2004-08-13
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2004 and December 31, 2003

         Statements for the Periods ended June 30, 2004 and 2003:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securitie

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS
                                                  2004             2003
CURRENT ASSETS:
  Cash and Cash Equivalents                   $   946,571       $ 8,064,654
  Receivables                                      27,261             2,220
  Note Receivable                                   2,928             3,038
                                               -----------       -----------
      Total Current Assets                        976,760         8,069,912
                                               -----------       -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          6,094,981         3,715,340
  Buildings and Equipment                      10,479,911         6,941,055
  Accumulated Depreciation                       (858,929)         (715,515)
                                               -----------       -----------
                                               15,715,963         9,940,880
  Real Estate Held for Sale                       400,000           400,000
                                               -----------       -----------
      Net Investments in Real Estate           16,115,963        10,340,880
                                               -----------       -----------
NOTE RECEIVABLE - Net of Current Portion          123,336           124,829
                                               -----------       -----------
           Total  Assets                      $17,216,059       $18,535,621
                                               ===========       ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $         0       $   110,321
  Distributions Payable                           350,065         1,304,593
  Unearned Rent                                    18,208                 0
                                               -----------       -----------
      Total Current Liabilities                   368,273         1,414,914
                                               -----------       -----------
PARTNERS' CAPITAL:
  General Partners                                 32,420            35,149
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,355 Units outstanding                    16,815,366        17,085,558
                                               -----------       -----------
      Total Partners' Capital                  16,847,786        17,120,707
                                               -----------       -----------
       Total Liabilities and Partners'Capital $17,216,059       $18,535,621
                                               ===========       ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                               Three Months Ended        Six Months Ended
                              6/30/04      6/30/03     6/30/04      6/30/03

RENTAL INCOME               $ 374,553   $  153,907   $  685,867   $  329,928

EXPENSES:
   Partnership Administration -
     Affiliates                52,868       37,639      103,944      105,700
   Partnership Administration
     and Property Management -
     Unrelated Parties         16,141        5,783       25,615       15,807
   Depreciation                79,807       23,654      143,414       53,423
                             ---------   ----------   ----------   ----------
        Total Expenses        148,816       67,076      272,973      174,930
                             ---------   ----------   ----------   ----------

OPERATING INCOME              225,737       86,831      412,894      154,998
OTHER INCOME:
   Interest Income              8,787       18,215       25,574       26,321
   Gain on Sale of Real Estate      0      560,397            0      560,397
                             ---------   ----------   ----------   ----------
        Total Other Income      8,787      578,612       25,574      586,718
                             ---------   ----------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                 234,524      665,443      438,468      741,716

Income from Discontinued
  Operations                    3,773      645,911       15,128    1,440,267
                             ---------   ----------   ----------   ----------
NET INCOME                  $ 238,297   $1,311,354   $  453,596   $2,181,983
                             =========   ==========   ==========   ==========
NET INCOME ALLOCATED:
   General Partners         $   2,383   $   13,114   $    4,536   $   21,820
   Limited Partners           235,914    1,298,240      449,060    2,160,163
                             ---------   ----------   ----------   ----------
                            $ 238,297   $1,311,354   $  453,596   $2,181,983
                             =========   ==========   ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $   11.41   $    32.27   $    21.32   $    35.97
   Discontinued Operations        .18        31.33          .74        69.85
                             ---------   ----------   ----------   ----------
        Total               $   11.59   $    63.60   $    22.06   $   105.82
                             =========   ==========   ==========   ==========
Weighted Average Units
  Outstanding                  20,355       20,413       20,355       20,413
                             =========   ==========   ==========   ==========
 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                  $   453,596    $ 2,181,983

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                   143,414        138,199
     Gain on Sale of Real Estate                          0     (1,586,566)
     Increase in Receivables                        (25,041)       (12,500)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                  (110,321)        20,819
     Increase in Unearned Rent                       18,208         26,897
                                                 -----------    -----------
        Total Adjustments                            26,260     (1,413,151)
                                                 -----------    -----------
        Net Cash Provided By
           Operating Activities                     479,856        768,832
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                    (5,918,497)        (5,157)
   Proceeds from Sale of Real Estate                      0      5,354,990
   Payments Received on Note Receivable               1,603              0
                                                 -----------    -----------
        Net Cash Provided By (Used For)
           Investing  Activities                 (5,916,894)     5,349,833
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable               (954,528)             0
   Distributions to Partners                       (726,517)      (823,716)
                                                 -----------    -----------
        Net Cash Used For
          Financing Activities                   (1,681,045)      (823,716)
                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                            (7,118,083)     5,294,949

CASH AND CASH EQUIVALENTS, beginning of period    8,064,654      2,939,548
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $   946,571    $ 8,234,497
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002  $ 17,295    $15,316,995   $15,334,290    20,413.29

  Distributions               (8,237)      (815,479)     (823,716)

  Net Income                  21,820      2,160,163     2,181,983
                             --------    -----------   -----------  ----------
BALANCE, June 30, 2003      $ 30,878    $16,661,679   $16,692,557    20,413.29
                             ========    ===========   ===========  ==========


BALANCE, December 31, 2003  $ 35,149    $17,085,558   $17,120,707    20,355.29

  Distributions               (7,265)      (719,252)     (726,517)

  Net Income                   4,536        449,060       453,596
                             --------    -----------   -----------  ----------
BALANCE, June 30, 2004      $32,420  $16,815,366      $16,847,786    20,355.29
                             ========    ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2004

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

     On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,055,961. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

     On April 30, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for $1,570,703. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     On May 10, 2004, the Partnership purchased a 50% interest in an Eckerd drug store in Auburn, New York for $2,281,722. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $184,753. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. The Partnership held a personal guarantee, which expired on June 27, 2004, from the majority shareholder of the lessee for payment of all rents. At June 30, 2004, the book value of this property was $392,653.

(5)  Note Receivable -

     On July 11, 2003, as part of the sale of the Denny's restaurant in Apple Valley, California, the Partnership received a Promissory Note in the amount of $128,750 from the lessee, who purchased the property. The Note requires monthly payments of $1,077, bears interest at an 8% rate and is secured by the land, building and equipment. The Note is due on July 31, 2005. As of June 30, 2004, the outstanding principal due on the Note was $126,264.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     During the first nine months of 2003, the Partnership sold its 60% interest in the Tumbleweed restaurant in Columbus, Ohio, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,038,773, which resulted in a net gain of $293,015. The total cost and related accumulated depreciation of the interests sold was $823,496 and $77,738, respectively. For the six months ended June 30, 2003, the net gain was $215,748.

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

     During 2003, the Partnership sold its 52% interest in the Johnny Carino's restaurant in San Antonio, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,651,078, which resulted in a net gain of $500,761. The total cost and related accumulated depreciation of the interests sold was $1,194,932 and $44,615, respectively. For the six months ended June 30, 2003, the net gain was $244,335.

     During 2003, the Partnership sold its 40.75% interest in the Garden Ridge retail store in Pineville, North Carolina, in fifteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $4,381,044, which resulted in a net gain of $1,379,368. The total cost and related accumulated depreciation of the interests sold was $3,615,378 and $613,702, respectively. For the six months ended June 30, 2003, the net gain was $138,754.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     During the first six months of 2004, the Partnership distributed $129,508 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.30 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current. The Partnership held a personal guarantee, which expired on July 11, 2004, from the majority shareholder of the lessee for payment of all rents. In late 2003, the lessee closed the restaurant and has indicated they are no longer interested in operating a restaurant at the site. The Partnership is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

     Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At June 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                 Three Months Ended       Six Months Ended
                                6/30/04     6/30/03     6/30/04       6/30/03

Rental Income                 $ 14,937    $ 228,340   $  29,874   $   510,766
Property Management Expenses   (11,164)      (5,346)    (14,746)      (11,892)
Depreciation                         0      (37,166)          0       (84,776)
Gain on Disposal of Real Estate      0      460,083           0     1,026,169
                               --------    ---------   ---------   -----------
   Income from Discontinued
     Operations               $  3,773    $ 645,911   $  15,128   $ 1,440,267
                               ========    =========   =========   ===========

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

Results of Operations

        For the six months ended June 30, 2004 and 2003, the Partnership recognized rental income from continuing operations of $685,867 and $329,928, respectively. In 2004, rental income increased due to additional rent received from seven property acquisitions in 2003 and 2004 and rent increases on four properties. These increases were partially offset by a decrease in rental income due to the sale of the Champps Americana restaurant in Troy, Michigan.

        For  the  six  months ended June 30, 2004 and  2003,  the
Partnership incurred Partnership administration expenses from affiliated parties of $103,944 and $105,700, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,615 and $15,807, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is mainly the result of expenses incurred related to the Razzoo's in Austin, Texas.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. The Partnership held a personal guarantee, which expired on June 27, 2004, from the majority shareholder of the lessee for payment of all rents. At June 30, 2004, the book value of this property was $392,653.

        For the six months ended June 30, 2004 and 2003, the Partnership recognized interest income of $25,574 and $26,321, respectively.

        For the six months ended June 30, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $560,397 from the sale of the Champps Americana restaurant in Troy, Michigan. Since the Partnership retains an ownership interest in the property, the operating results and gain on sale of the property were not classified as discontinued operations.


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

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2004, the Partnership recognized income from discontinued operations of $15,128, representing rental income less property management expenses. For the six months ended June 30, 2003, the Partnership recognized income from discontinued operations of $1,440,267, representing rental income less property management expenses and depreciation of $414,098 and gain on disposal of real estate of $1,026,169.

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

       During the first nine months of 2003, the Partnership sold its 60% interest in the Tumbleweed restaurant in Columbus, Ohio, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,038,773, which resulted in a net gain of $293,015. The total cost and related accumulated depreciation of the interests sold was $823,496 and $77,738, respectively. For the six months ended June 30, 2003, the net gain was $215,748.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On October 15, 2003, the Partnership sold its 1.1054% interest in the Applebee's restaurant in Crestview Hills, Kentucky to an unrelated third party. The Partnership received net sale proceeds of $23,207, which resulted in a net gain of $12,614. The cost and related accumulated depreciation of the interest sold was $14,039 and $3,446, respectively.

        During 2003, the Partnership sold its 52% interest in the Johnny Carino's restaurant in San Antonio, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,651,078, which resulted in a net gain of $500,761. The total cost and related accumulated depreciation of the interests sold was $1,194,932 and $44,615, respectively. For the six months ended June 30, 2003, the net gain was $244,335.

        During 2003, the Partnership sold its 40.75% interest in the Garden Ridge retail store in Pineville, North Carolina, in fifteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $4,381,044, which resulted in a net gain of $1,379,368. The total cost and related accumulated depreciation of the interests sold was $3,615,378 and $613,702, respectively. For the six months ended June 30, 2003, the net gain was $138,754.

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2004. The Partnership held a personal guarantee, which expired on July 11, 2004, from the majority shareholder of the lessee for payment of all rents. In late 2003, the lessee closed the restaurant and has indicated they are no longer interested in operating a restaurant at the site. The Partnership is reviewing its available options and has listed the property with a local real estate broker for sale or lease. At this time, it appears selling the property is a more likely outcome than re-leasing the property.

       Although the lessee is continuing to pay rent, based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At June 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

         During the six months ended June 30, 2004, the Partnership's cash balances decreased $7,118,083 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2003, the Partnership's cash balances increased $5,294,949 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $768,832 in 2003 to $479,856 in 2004 as the result of a decrease in total rental and interest income in 2004, an increase in Partnership administration and property management expenses in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2003, the Partnership generated cash flow from the sale of real estate of $5,354,990. During the six months ended June 30, 2004 and 2003, the Partnership expended $5,918,497 and $5,157, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,055,961. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $158,755. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

        On  April  30,  2004,  the Partnership  purchased  a  50%
interest in an Applebee's restaurant in Stow, Ohio for $1,570,703. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

        On May 10, 2004, the Partnership purchased a 50% interest in an Eckerd drug store in Auburn, New York for $2,281,722. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $184,753. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

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

        For  the  six  months ended June 30, 2004 and  2003,  the
Partnership declared distributions of $726,517 and $823,716, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $719,252 and $815,479 and the General Partners received distributions of $7,265 and $8,237 for the periods, respectively. Effective January 1, 2004, the Partnership's distribution rate was decreased from 8.5% to 8.0% of the Limited Partners' Adjusted Capital Contributions. As a result, distributions were lower in 2004, when compared to 2003. In December 2003, the Partnership declared a bonus distribution of $909,091 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2003.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first six months of 2004, the Partnership distributed $129,508 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.30 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During 2003, eight Limited Partners redeemed a total of 58 Partnership Units for $26,588 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 62 Limited Partners redeemed 738.64 Partnership Units for $503,885. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $269 in 2003.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a.   Exhibits -
                           Description

    10.1 Assignment and Assumption of Lease dated May 10, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Grant Ave. & Standard Ave. Development, LLC relating to the Property at 157 Grant Avenue, Auburn, New York (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 14, 2004).

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

      32    Certification  of Chief Executive Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b.  Reports filed on Form  8-K - During the quarter  ended
                                        June   30,   2004,    the
                                        Partnership filed  a Form
                                        8-K dated May  14,  2004,
                                        reporting the acquisition
                                        of an Eckerd  drug  store
                                        in  Auburn, New York.

                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 10, 2004       AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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