Form 10QSB
period 2004-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2004-11-12
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2004

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2004 and December 31, 2003

          Statements for the Periods ended September 30, 2004 and 2003:

           Income

           Cash Flows

           Changes in Partners' Capital

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS
                                                     2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,025,646    $ 8,064,654
  Receivables                                         21,591          2,220
  Note Receivable                                    125,554          3,038
                                                  -----------    -----------
      Total Current Assets                         1,172,791      8,069,912
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             6,075,858      3,715,340
  Buildings and Equipment                         10,458,206      6,941,055
  Accumulated Depreciation                          (946,920)      (715,515)
                                                  -----------    -----------
                                                  15,587,144      9,940,880
  Real Estate Held for Sale                          400,000        400,000
                                                  -----------    -----------
      Net Investments in Real Estate              15,987,144     10,340,880
                                                  -----------    -----------
NOTE RECEIVABLE - Net of Current Portion                   0        124,829
                                                  -----------    -----------
           Total  Assets                         $17,159,935    $18,535,621
                                                  ===========    ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    25,357    $   110,321
  Distributions Payable                              350,066      1,304,593
  Unearned Rent                                       31,143              0
                                                  -----------    -----------
      Total Current Liabilities                      406,566      1,414,914
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    31,475         35,149
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,355 Units outstanding                       16,721,894     17,085,558
                                                  -----------    -----------
      Total Partners' Capital                     16,753,369     17,120,707
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $17,159,935    $18,535,621
                                                  ===========    ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                               Three Months Ended        Nine Months Ended
                             9/30/04       9/30/03    9/30/04       9/30/03

RENTAL INCOME               $ 402,600   $ 180,660   $1,088,467   $  510,588

EXPENSES:
   Partnership Administration -
    Affiliates                 50,091      59,705      154,035      165,405
   Partnership Administration
    and Property Management -
    Unrelated Parties          11,419       2,259       37,034       18,066
   Depreciation                87,991      31,303      231,405       84,726
                             ---------   ---------   ----------   ----------
        Total Expenses        149,501      93,267      422,474      268,197
                             ---------   ---------   ----------   ----------

OPERATING INCOME              253,099      87,393      665,993      242,391

OTHER INCOME:
   Interest Income              5,401      23,261       30,975       49,582
   Gain on Sale of Real Estate      0           0            0      560,397
                             ---------   ---------   ----------   ----------
        Total Other Income      5,401      23,261       30,975      609,979
                             ---------   ---------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                 258,500     110,654      696,968      852,370

Income from
  Discontinued Operations      10,343     645,237       25,471    2,085,504
                             ---------   ---------   ----------   ----------
NET INCOME                  $ 268,843   $ 755,891   $  722,439   $2,937,874
                             =========   =========   ==========   ==========
NET INCOME ALLOCATED:
   General Partners         $   2,688   $   7,559   $    7,224   $   29,379
   Limited Partners           266,155     748,332      715,215    2,908,495
                             ---------   ---------   ----------   ----------
                            $ 268,843   $ 755,891   $  722,439   $2,937,874
                             =========   =========   ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $   12.58   $    5.37   $    33.90   $    41.34
   Discontinued Operations        .50       31.29         1.24       101.14
                             ---------   ---------   ----------   ----------
        Total               $   13.08   $   36.66   $    35.14   $   142.48
                             =========   =========   ==========   ==========
Weighted Average
  Units Outstanding            20,355      20,413   20,355           20,413
                             =========   =========  =======       ==========
 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  Income                                     $   722,439    $ 2,937,874

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     231,405        194,861
     Gain on Sale of Real Estate                            0     (2,126,284)
     Increase in Receivables                          (19,371)          (645)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (84,964)        51,659
     Increase in Unearned Rent                         31,143         26,684
                                                   -----------    -----------
        Total Adjustments                             158,213     (1,853,725)
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                       880,652      1,084,149
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (5,877,669)    (3,058,307)
   Proceeds from Sale of Real Estate                        0      7,641,306
   Payments Received on Note Receivable                 2,313            439
                                                   -----------    -----------
        Net Cash Provided By (Used For)
          Investing  Activities                    (5,875,356)     4,583,438
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase  (Decrease) in Distributions Payable    (954,527)             0
    Distributions  to Partners                     (1,089,777)    (1,235,574)
                                                   -----------    -----------
        Net Cash Used For
          Financing  Activities                    (2,044,304)    (1,235,574)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH  EQUIVALENTS                         (7,039,008)     4,432,013

CASH AND CASH EQUIVALENTS, beginning of period      8,064,654      2,939,548
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,025,646    $ 7,371,561
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners     Total      Outstanding


BALANCE, December 31, 2002  $ 17,295   $15,316,995  $15,334,290    20,413.29

  Distributions              (12,356)   (1,223,218)  (1,235,574)

  Net Income                  29,379     2,908,495    2,937,874
                             --------   -----------  -----------  -----------
BALANCE, September 30, 2003 $ 34,318   $17,002,272  $17,036,590    20,413.29
                             ========   ===========  ===========  ===========


BALANCE, December 31, 2003  $ 35,149   $17,085,558  $17,120,707    20,355.29

  Distributions              (10,898)   (1,078,879)  (1,089,777)

  Net Income                   7,224       715,215      722,439
                             --------   -----------  -----------  -----------
BALANCE, September 30, 2004 $ 31,475   $16,721,894  $16,753,369    20,355.29
                             ========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

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

     On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,013,478. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $155,219. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

     On April 30, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for $1,572,358. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.


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

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents.
     However, rents are current. Subsequent to September 30, 2004, the Partnership and lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $338,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses related to legal action it pursued in connection with this situation, which expenses will be recognized in the fourth quarter of 2004.

(5)  Note Receivable -

     On July 11, 2003, as part of the sale of the Denny's restaurant in Apple Valley, California, the Partnership received a Promissory Note in the amount of $128,750 from the lessee, who purchased the property. The Note requires monthly payments of $1,077, bears interest at an 8% rate and is secured by the land, building and equipment. The Note is due on July 31, 2005. As of September 30, 2004, the outstanding principal due on the Note was $125,554.

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

     During 2003, the Partnership sold its 52% interest in the Johnny Carino's restaurant in San Antonio, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,651,078, which resulted in a net gain of $500,761. The total cost and related accumulated depreciation of the interests sold was $1,194,932 and $44,615, respectively. For the nine months ended September 30, 2003, the net gain was $363,704.

     During 2003, the Partnership sold its 40.75% interest in the Garden Ridge retail store in Pineville, North Carolina, in fifteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $4,381,044, which resulted in a net gain of $1,379,368. The total cost and related accumulated depreciation of the interests sold was $3,615,378 and $613,702, respectively. For the nine months ended September 30, 2003, the net gain was $138,754.
   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     During the nine months ended September 30, 2004 and 2003, the Partnership distributed $135,934 and $137,711 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.61 and $6.68 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that they no longer intended to operate a restaurant at the site. Subsequent to September 30, 2004, the Partnership and lessee entered into an agreement to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses related to legal action it pursued in connection with this situation, which expenses will be recognized in the fourth quarter of 2004. The Partnership has listed the property for sale with a real estate broker in the
     Alpharetta area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

     Based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At September 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended      Nine Months Ended
                              9/30/04       9/30/03   9/30/04       9/30/03

Rental Income                 $ 15,037    $ 136,115   $ 44,911   $  646,880
Property Management Expenses    (4,694)      (5,237)   (19,440)     (17,128)
Depreciation                         0      (25,359)         0     (110,135)
Gain on Disposal of Real Estate      0      539,718          0    1,565,887
                               --------    ---------   --------   ----------
   Income from
     Discontinued Operations  $ 10,343    $ 645,237   $ 25,471   $2,085,504
                               ========    =========   ========   =========


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

Results of Operations

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized rental income from continuing operations of $1,088,467 and $510,588, respectively. In 2004, rental income increased due to additional rent received from seven property acquisitions in 2003 and 2004 and rent increases on four properties. These increases were partially offset by a decrease in rental income due to the sale of the Champps Americana restaurant in Troy, Michigan.

       For the nine months ended September 30, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $154,035 and $165,405, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $37,034 and $18,066, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is mainly the result of expenses incurred related to the Razzoo's in Austin, Texas.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents. However, rents are current. Subsequent to September 30, 2004, the Partnership and lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $338,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses related to legal action it pursued in connection with this situation, which expenses will be recognized in the fourth quarter of 2004.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized interest income of $30,975 and $49,582, respectively. In 2004, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

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

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of $25,471, representing rental income less property management expenses. For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $2,085,504, representing rental income less property management expenses and depreciation of $519,617 and gain on disposal of real estate of $1,565,887.

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

        During 2003, the Partnership sold its 52% interest in the Johnny Carino's restaurant in San Antonio, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,651,078, which resulted in a net gain of $500,761. The total cost and related accumulated depreciation of the interests sold was $1,194,932 and $44,615, respectively. For the nine months ended September 30, 2003, the net gain was $363,704.

        During 2003, the Partnership sold its 40.75% interest in the Garden Ridge retail store in Pineville, North Carolina, in fifteen separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $4,381,044, which resulted in a net gain of $1,379,368. The total cost and related accumulated depreciation of the interests sold was $3,615,378 and $613,702, respectively. For the nine months ended September 30, 2003, the net gain was $138,754.

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that they no longer intended to operate a restaurant at the site. Subsequent to September 30, 2004, the Partnership and lessee entered into an agreement to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses related to legal action it pursued in connection with this situation, which expenses will be recognized in the fourth quarter of 2004. Following an analysis of the lessee's business at this location and its financial condition, and its intent to no longer operate at this site, the Partnership determined that the best course of action was to negotiate a settlement with the lessee and take possession of the property. With possession of the property, the Partnership can now move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Partnership has listed the property for sale with a real estate broker in the Alpharetta area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At September 30, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2004, the Partnership's cash balances decreased $7,039,008 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2003, the Partnership's cash balances increased $4,432,013 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,084,149 in 2003 to $880,652 in 2004 as the result of a decrease in total rental and interest income in 2004, an increase in Partnership administration and property management expenses in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2003, the Partnership generated cash flow from the sale of real estate of $7,641,306. During the nine months ended September 30, 2004 and 2003, the Partnership expended $5,877,669 and $3,058,307, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.


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

        On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,013,478. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $155,219. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

        On  April  30,  2004,  the Partnership  purchased  a  50%
interest in an Applebee's restaurant in Stow, Ohio for $1,572,358. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2004 and 2003, the Partnership declared distributions of $1,089,777 and $1,235,574, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,078,879 and $1,223,218 and the General Partners received distributions of $10,898 and $12,356 for the periods, respectively. Effective January 1, 2004, the Partnership's distribution rate was decreased from 8.5% to 8.0% of the Limited Partners' Adjusted Capital Contributions. As a result, distributions were lower in 2004, when compared to 2003. In December 2003, the Partnership declared a bonus distribution of $909,091 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2003.

        During the nine months ended September 30, 2004 and 2003, the Partnership distributed $135,934 and $137,711 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.61 and $6.68 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On October 1, 2004, eight Limited Partners redeemed a total of 79.5 Partnership Units for $30,980 in accordance with the Partnership Agreement. On October 1, 2003, eight Limited Partners redeemed a total of 58.0 Partnership Units for $26,588 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 62 Limited Partners redeemed 738.64 Partnership Units for $503,885. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $313 and $269 in 2004 and 2003, respectively.

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

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
  PROCEEDS

        (a) During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. Units tendered to the Partnership are redeemed on October 1st of each year subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the period covered by this report, the Partnership did not purchase any Units.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

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


Dated: November 10, 2004     AEI Net Lease Income & Growth  Fund XIX
                             Limited Partnership
                             By:  AEI Fund Management XIX, Inc.
                             Its: Managing General Partner



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