Form 10KSB
period 2004-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2005-03-30
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended December 31, 2004 were $1,485,194.

As of February 28, 2005, there were 20,280.67 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,280,670.

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

Property Activity

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Partnership charged interest on the advances at a rate of 9%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total acquisition costs, including the cost of the land, was $963,874. The remaining interests in the property were purchased by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

        On October 15, 2003, the Partnership sold its 1.1054% interest in the Applebee's restaurant in Crestview Hills,
Kentucky  to  the  lessee.   The Partnership  received  net  sale
proceeds of $23,207, which resulted in a net gain of $12,614. The cost and related accumulated depreciation of the interest sold was $14,039 and $3,446, respectively.

        During 2003, the Partnership sold its 52% interest in the Johnny Carino's restaurant in San Antonio, Texas, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,651,078, which resulted in a net gain of $500,761. The total cost and related accumulated depreciation of the interests sold was $1,194,932 and $44,615, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,017,603. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $155,219. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

        On  April  30,  2004,  the Partnership  purchased  a  50%
interest in an Applebee's restaurant in Stow, Ohio for $1,575,755. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

        On May 10, 2004, the Partnership purchased a 50% interest in an Eckerd drug store in Auburn, New York for $2,287,291. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $184,753. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In July 2003, the lessee of the Razzoo's restaurants in Austin, Texas and Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current on the property in Austin. In November 2004, the Partnership and the lessee entered into an agreement to amend the Lease for the property in Austin to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $338,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

        In  late  2003,  the  lessee  closed  the  restaurant  in
Alpharetta and said that it no longer intended to operate a restaurant at the site. The Partnership and the lessee entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The Partnership has listed the property for sale with a real estate broker in the Alpharetta area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

       Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2004 and 2003, the property was classified as Real Estate Held for Sale.

         In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $429,000, which will result in a net gain of approximately $29,000. If the sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

Major Tenants

        During 2004, two tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 33% of total rental revenue in 2004. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2005 and future years. In addition, it is anticipated that the tenant of the Eckerd drug store acquired in 2004 will contribute more than ten percent of rental revenue in 2005 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.
ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2004.

                              Total Property               Annual    Annual
                    Purchase   Acquisition                 Lease     Rent Per
Property              Date        Costs        Lessee      Payment   Sq. Ft.

Taco Cabana Restaurant                       Texas Taco
 San Antonio, TX     3/16/92   $1,147,274    Cabana L.P.    $218,494  $80.33

Taco Cabana Restaurant
 Waco, TX                                    Texas Food
 (2.4058%)            5/1/92   $   19,721     Concepts      $  3,383  $50.91

Applebee's Restaurant                         Gourmet
 Crestwood, MO       4/14/93   $  803,418   Systems, Inc.   $138,884  $27.69

HomeTown Buffet Restaurant
 Tucson, AZ                                Summit Family
 (2.2074%)           6/16/93   $   28,418 Restaurants, Inc. $  4,476  $21.10

Applebee's Restaurant
 Temple Terrace, FL                       Casual Restaurant
 (9.0963%)           10/1/93   $   96,262 Concepts II, Inc. $ 17,643  $41.80

Champps Americana Restaurant                 Champps
 Troy, MI                                   Operating
 (.016%)              9/3/98   $      788  Corporation      $     93  $52.54

Tumbleweed Restaurant
 Chillicothe, OH
 (40%)              11/20/98   $  505,224 Tumbleweed, Inc.  $ 57,373  $26.16

Marie Callender's Restaurant                  Marie
 Henderson, NV                              Callender
 (2.5775%)           9/28/99   $   44,142  Pie Shops, Inc.  $  4,371  $28.19

Razzoo's Restaurant
 Austin, TX                                  Razzoo's,
 (13%)               6/27/01   $  417,939      Inc.         $ 42,177  $33.11

Razzoo's Restaurant
 Alpharetta, GA
 (16%)               7/11/01   $  598,109      (1)

Champps Americana Restaurant                 Champps
 Utica, MI                                  Operating
 (28%)               2/12/02   $  963,874  Corporation      $105,350  $43.83

Biaggi's Restaurant
 Ft. Wayne, IN                            Biaggi's Ristorante
 (50%)                7/3/03   $1,379,347   Italiano, LLC   $122,004  $25.81

ITEM 2.DESCRIPTION OF PROPERTIES. (Continued)

                              Total Property               Annual    Annual
                    Purchase   Acquisition                 Lease     Rent Per
Property              Date        Costs        Lessee      Payment   Sq. Ft.

Winn-Dixie Retail Store
 Panama City, FL                             Winn-Dixie
 (37%)               9/19/03   $1,712,829  Montgomery, Inc. $138,380  $ 7.71

Johnny Carino's Restaurant
 Longview, TX                              Kona Restaurant
 (50%)               11/5/03   $1,179,878    Group, Inc.    $106,808  $35.00

Johnny Carino's Restaurant                 Kona Restaurant
 Brownsville, TX    12/30/03   $2,322,610    Group, Inc.    $192,014  $31.15

Jared Jewelry Store
 Lakewood, CO                              Sterling Jewelers
 (50%)                2/5/04   $2,017,603       Inc.        $155,219  $50.86

Applebee's Restaurant
 Stow, OH
 (50%)               4/30/04   $1,575,755  Apple Ohio LLC   $120,043  $47.39

Eckerd Drug Store
 Auburn, NY                                    Eckerd
 (50%)               5/10/04   $2,287,291   Corporation     $184,753  $26.75

 (1) The property is vacant and listed for sale.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party. The remaining interests in the Razzoo's restaurant in Austin, Texas are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Razzoo's restaurant in Alpharetta, Georgia are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties. The remaining interest in the Biaggi's restaurant is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Winn-Dixie store are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. The remaining interest in the Johnny Carino's restaurant in Longview, Texas is owned by AEI Real Estate Fund XVII Limited Partnership. The remaining interests in the Jared Jewelry store, the Applebee's restaurant in Stow, Ohio and the Eckerd drug store are owned by AEI Real Estate Fund XVIII Limited Partnership. The remaining interests in the Marie Callender's restaurant, the HomeTown Buffet restaurant, the Champps Americana restaurant, the Taco Cabana restaurant in Waco, Texas and the Applebee's restaurant in Temple Terrace, Florida are owned by unrelated third parties.


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

        The initial Lease terms are 20 years, except for the Biaggi's, Marie Callender's, Tumbleweed, Razzoo's and Taco Cabana restaurants, which have lease terms of 15 years, the Johnny Carino's restaurant in Longview, Texas, which has a Lease term of 17 years and the Johnny Carino's restaurant in Brownsville, Texas, which has a Lease term of 13 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed, Razzoo's and Taco Cabana restaurants, the Applebee's restaurant in Temple Terrace, Florida, the HomeTown Buffet restaurant and the Jared Jewelry store, which have renewal options that may extend the Lease terms an additional 10 years, the Biaggi's restaurant, the Applebee's restaurant in Stow, Ohio and the Eckerd drug store, which have renewal options that may extend the Lease terms an additional 20 years and the Winn-Dixie store which has renewal options that may extend the Lease term an additional 25 years.

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

        Through December 31, 2004, all properties listed above were 100% occupied, except the Razzoo's property in Alpharetta, Georgia, which has been 100% vacant since November 2004.

ITEM 3.LEGAL PROCEEDINGS.

       None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2004, there were 1,443 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $17,697 and $25,565 were made to the General Partners and $1,751,949 and $2,530,962 were made to the Limited Partners in 2004 and 2003, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $450,906 and $1,206,778 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities

                                           Total Number of Units  Maximum Number
                   Total Number  Average   Purchased as Part of   of Units that May Yet
                    of Units    Price Paid Publicly Announced     Be Purchased Under
Period              Purchased   per Unit   Plans or Programs      the Plans or Programs

10/1/04 to 10/31/04   69.5       $390.69      866.14(1)                (2)

11/1/04 to 11/30/04    --          --            --                     --

12/1/04 to 12/31/04    --          --            --                     --

  (1) The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.

  (2) The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

Results of Operations

        For the years ended December 31, 2004 and 2003, the Partnership recognized rental income from continuing operations of $1,485,194 and $732,165, respectively. In 2004, rental income increased due to additional rent received from seven property acquisitions in 2003 and 2004 and rent increases on four properties. These increases were partially offset by a decrease in rental income due to the sale of the Champps Americana restaurant in Troy, Michigan.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $212,984 and $210,102, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,545 and $15,985, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $338,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

        For the years ended December 31, 2004 and 2003, the Partnership recognized interest income of $38,083 and $75,110, respectively. In 2004, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2004, the Partnership recognized income from discontinued operations of $98,218, representing rental income less property management expenses and depreciation of $53,174 and gain on disposal of real estate of $45,044. For the year ended December 31, 2003, the Partnership recognized income from discontinued operations of $3,356,808, representing rental income less property management expenses and depreciation of $569,956 and gain on disposal of real estate of $2,956,172, which were partially offset by a real estate impairment loss of $169,320.

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

        On October 15, 2003, the Partnership sold its 1.1054% interest in the Applebee's restaurant in Crestview Hills,
Kentucky  to  the  lessee.   The Partnership  received  net  sale
proceeds of $23,207, which resulted in a net gain of $12,614. The cost and related accumulated depreciation of the interest sold was $14,039 and $3,446, respectively.

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

        On November 19, 2004, the Partnership sold its 3.3979% interest in the Applebee's restaurant in Aurora, Colorado to the lessee. The Partnership received net sale proceeds of $77,724, which resulted in a net gain of $45,044. The cost and related accumulated depreciation of the interest sold was $44,782 and $12,102, respectively.

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the lessee entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. Following an analysis of the lessee's business at this location and its financial condition, and its intent to no longer operate at this site, the Partnership determined that the best course of action was to negotiate a settlement with the lessee and take possession of the property. With possession of the property, the Partnership can now move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Partnership has listed the property for sale with a real estate broker in the Alpharetta area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

       Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2004 and 2003, the property was classified as Real Estate Held for Sale.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $429,000, which will result in a net gain of approximately $29,000. If the sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

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

Liquidity and Capital Resources

       During the year ended December 31, 2004, the Partnership's cash balances decreased $6,985,386 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2003, the Partnership's cash balances increased $5,125,106 as a result of cash generated from the sale of the property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,342,262 in 2003 to $1,259,651 in 2004 as the result of net timing differences in the collection of payments from the lessees and the payment of expenses, which was partially offset by an increase in total rental and interest income in 2004 and a decrease in Partnership administration and property management expenses in 2004.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $77,724 and $12,040,849, respectively. During the same periods, the Partnership expended $5,890,760 and $6,584,553, respectively, to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

        Subsequent to December 31, 2004, the lessee of the Winn-Dixie store and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rent was current through the date of the bankruptcy filing. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At December 31, 2004, the book value of this property was $1,653,672.

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

        On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,017,603. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $155,219. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

        On  April  30,  2004,  the Partnership  purchased  a  50%
interest in an Applebee's restaurant in Stow, Ohio for $1,575,755. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

        On May 10, 2004, the Partnership purchased a 50% interest in an Eckerd drug store in Auburn, New York for $2,287,291. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $184,753. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the years ended December 31, 2004 and 2003, the Partnership declared distributions of $1,769,646 and $2,556,527, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,751,949 and $2,530,962 and the General Partners received distributions of $17,697 and $25,565 for the periods, respectively. Effective January 1, 2004, the Partnership's distribution rate was decreased from 8.5% to 8.0% of the Limited Partners' Adjusted Capital Contributions. In December 2003, the Partnership declared a bonus distribution of $909,091 of net sale proceeds. In December 2004, the Partnership declared a bonus distribution of $313,131 of net sale proceeds. As a result, distributions were lower in 2004, when compared to 2003.

       During 2004 and 2003, the Partnership distributed $455,461 and $1,218,968 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $22.20 and $59.26 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2004, seven Limited Partners redeemed a total  of
69.5 Partnership Units for $27,153 in accordance with the Partnership Agreement. During 2003, eight Limited Partners redeemed a total of 58.0 Partnership Units for $26,588. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 62 Limited Partners redeemed 738.64 Partnership Units for $503,885. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $274 and $269 in 2004 and 2003, respectively.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2004 and 2003

Statements for the Years Ended December 31, 2004 and 2003:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2004 and 2003, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                           /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
                              Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 26, 2005

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                  2004          2003
CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 1,079,268   $ 8,064,654
  Receivables                                      14,351         2,220
  Note Receivable                                 124,829         3,038
                                               -----------   -----------
      Total Current Assets                      1,218,448     8,069,912
                                               -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          6,065,131     3,715,340
  Buildings and Equipment                      10,437,242     6,941,055
  Accumulated Depreciation                     (1,023,042)     (715,515)
                                               -----------   -----------
                                               15,479,331     9,940,880
  Real Estate Held for Sale                       400,000       400,000
                                               -----------   -----------
      Net Investments in Real Estate           15,879,331    10,340,880
                                               -----------   -----------
NOTE RECEIVABLE - Net of Current Portion                0       124,829
                                               -----------   -----------
           Total  Assets                      $17,097,779   $18,535,621
                                               ===========   ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    40,491   $   110,321
  Distributions Payable                           666,627     1,304,593
                                               -----------   -----------
      Total Current Liabilities                   707,118     1,414,914
                                               -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                 27,848        35,149
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,286 and 20,355 Units outstanding in
   2004 and 2003, respectively                 16,362,813    17,085,558
                                               -----------   -----------
    Total Partners' Capital                    16,390,661    17,120,707
                                               -----------   -----------
      Total  Liabilities and Partners'Capital $17,097,779   $18,535,621
                                               ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31

                                                   2004          2003

RENTAL INCOME                                  $ 1,485,194   $   732,165

EXPENSES:
  Partnership Administration - Affiliates          212,984       210,102
  Partnership Administration and Property
     Management - Unrelated Parties                 22,545        15,985
  Depreciation                                     318,939       128,592
                                                -----------   -----------
      Total Expenses                               554,468       354,679
                                                -----------   -----------

OPERATING INCOME                                   930,726       377,486

OTHER INCOME:
  Interest Income                                   38,083        75,110
  Gain on Sale of Real Estate                            0       560,397
                                                -----------   -----------
      Total Other Income                            38,083       635,507
                                                -----------   -----------

INCOME FROM CONTINUING OPERATIONS                  968,809     1,012,993

Income from Discontinued Operations                 98,218     3,356,808
                                                -----------   -----------
NET INCOME                                     $ 1,067,027   $ 4,369,801
                                                ===========   ===========
NET INCOME ALLOCATED:
  General Partners                             $    10,670   $    43,688
  Limited Partners                               1,056,357     4,326,113
                                                -----------   -----------
                                               $ 1,067,027   $ 4,369,801
                                                ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $     47.16   $     49.16
  Discontinued Operations                             4.78        162.91
                                                -----------   -----------
      Total                                    $     51.94   $    212.07
                                                ===========   ===========
Weighted Average Units Outstanding                  20,338        20,399
                                                ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                     2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $ 1,067,027   $ 4,369,801

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    319,629       250,452
     Real Estate Impairment                                0       169,320
     Gain on Sale of Real Estate                     (45,044)   (3,516,569)
     Increase in Receivables                         (12,131)       (2,220)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (69,830)       71,478
                                                  -----------   -----------
       Total Adjustments                             192,624    (3,027,539)
                                                  -----------   -----------
       Net Cash Provided By Operating Activities   1,259,651     1,342,262
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (5,890,760)   (6,584,553)
  Proceeds from Sale of Real Estate                   77,724    12,040,849
  Payments Received on Notes Receivable                3,038           883
                                                  -----------   -----------
       Net Cash Provided By (Used For)
         Investing Activities                     (5,809,998)    5,457,179
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable     (637,966)      909,049
   Distributions to Partners                      (1,769,646)   (2,556,527)
   Redemption Payments                               (27,427)      (26,857)
                                                  -----------   -----------
        Net Cash Used For Financing Activities    (2,435,039)   (1,674,335)
                                                  -----------   -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                        (6,985,386)    5,125,106

CASH AND CASH EQUIVALENTS, beginning of period     8,064,654     2,939,548
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,079,268   $ 8,064,654
                                                  ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
   Note Receivable Acquired in Sale of Property  $         0   $   128,750
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002  $ 17,295    $15,316,995  $15,334,290   20,413.29

  Distributions              (25,565)    (2,530,962)  (2,556,527)

  Redemption Payments           (269)       (26,588)     (26,857)     (58.00)

  Net Income                  43,688      4,326,113    4,369,801
                             --------    -----------  ----------- -----------
BALANCE, December 31, 2003    35,149     17,085,558   17,120,707   20,355.29

  Distributions              (17,697)    (1,751,949)  (1,769,646)

  Redemption Payments           (274)       (27,153)     (27,427)     (69.50)

  Net Income                  10,670      1,056,357    1,067,027
                             --------    -----------  ----------- -----------
BALANCE, December 31, 2004  $ 27,848    $16,362,813  $16,390,661   20,285.79
                             ========    ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.
   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

       The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2003   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions -

     The Partnership owns a .016% interest in a Champps Americana restaurant in Troy, Michigan. AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership, affiliates of the Partnership, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owns a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party. The Partnership owns a 13% interest in a Razzoo's restaurant in Austin, Texas. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income &
     Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owns a 16% interest in a Razzoo's restaurant in Alpharetta, Georgia. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owns a 28% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership, and unrelated third parties. The Partnership owns a 50% interest in a Biaggi's restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The Partnership owns a 37% interest in a Winn-Dixie store. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, and unrelated third parties. AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership, owned a 26% interest in this property until the interest was sold, in two transactions, to unrelated third parties in 2003. The Partnership owns a 50% interest in a Johnny Carino's restaurant in Longview, Texas. The remaining interest in this property is owned by AEI Real Estate Fund XVII Limited Partnership. The Partnership owns a 50% interest in a Jared Jewelry store, a 50% interest in an Applebee's restaurant in Stow, Ohio and a 50% interest in an Eckerd drug store. The remaining interests in these properties are owned by AEI Real Estate Fund XVIII Limited Partnership. The Partnership owned a 38.2362% interest in a Taco Cabana restaurant in Houston, Texas. The remaining interest in this property was owned by AEI Real Estate Fund 86-A Limited Partnership, an affiliate of the Partnership. The Partnership owned a 40.75% interest in a Garden Ridge retail store. AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003 and January 2004. The Partnership owned a 60% interest in a Tumbleweed restaurant in Columbus, Ohio. AEI Real Estate Fund XVIII Limited Partnership owned a 40% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owned a 52% interest in a Johnny Carino's restaurant in San Antonio, Texas. AEI Income & Growth Fund 23 LLC owned a 48% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2003.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2004           2003
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 212,984      $ 210,102
                                                 ========       ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                         $  25,422      $  34,927
                                                 ========       ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the sellers and/or lessees in the amount of $2,948
  and $6,497 for 2004 and 2003, respectively.   $ 107,887      $ 111,397
                                                 ========       ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.         $      64      $ 261,693
                                                 ========       ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Biaggi's, Marie Callender's, Tumbleweed, Razzoo's and Taco Cabana restaurants, which have lease terms of 15 years, the Johnny Carino's restaurant in Longview, Texas, which has a Lease term of 17 years and the Johnny Carino's restaurant in Brownsville, Texas, which has a Lease term of 13 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the Tumbleweed,
     Razzoo's and Taco Cabana restaurants, the Applebee's restaurant in Temple Terrace, Florida, the HomeTown Buffet restaurant and the Jared Jewelry store, which have renewal options that may extend the Lease terms an additional 10 years, the Biaggi's restaurant, the Applebee's restaurant in Stow, Ohio and the Eckerd drug store, which have renewal options that may extend the Lease terms an additional 20 years and the Winn-Dixie store which has renewal options that may extend the Lease term an additional 25 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The Champps Americana restaurant in Troy, Michigan and the Tumbleweed restaurant were constructed and acquired in 1998. The Marie Callender's restaurant was constructed in 1998 and acquired in 1999. The land for the two Razzoo's restaurants was acquired in 2000 and construction of the restaurants was completed in 2001. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The Biaggi's restaurant was constructed in 2001 and acquired in 2003. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Johnny Carino's restaurant in Longview, Texas was constructed in 1999 and acquired in 2003. The Johnny Carino's restaurant in Brownsville, Texas was constructed and acquired in 2003. The Jared Jewelry store was constructed in 2003 and acquired in 2004. The Applebee's restaurant in Stow, Ohio was constructed in 1996 and acquired in 2004. The Eckerd drug store was constructed and acquired in 2004. The remaining properties were constructed and acquired in either 1992 or 1993. There have been no costs capitalized as improvements subsequent to the acquisitions. The lessee of the Applebee's restaurant in Crestwood, Missouri has entered into a separate agreement with an unrelated third party to lease the land on which the building is situated.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2004  are   as
     follows:
                                           Buildings and          Accumulated
Property                            Land     Equipment    Total   Depreciation

Taco Cabana, San Antonio, TX    $  598,533 $   548,741 $ 1,147,274 $  240,359
Taco Cabana, Waco, TX                7,788      11,933      19,721      5,140
Applebee's, Crestwood, MO                0     803,418     803,418    327,407
HomeTown Buffet, Tucson, AZ         15,314      13,104      28,418      5,042
Applebee's, Temple Terrace, FL      44,568      51,694      96,262     21,220
Champps Americana, Troy, MI            256         532         788        115
Tumbleweed, Chillicothe, OH        206,725     298,499     505,224     65,190
Marie Callender's, Henderson, NV    18,209      25,933      44,142      4,537
Razzoo's, Austin, TX               175,141     242,798     417,939     29,501
Champps Americana, Utica, MI       346,554     617,320     963,874     61,812
Biaggi's, Ft. Wayne, IN            503,205     876,142   1,379,347     43,807
Winn-Dixie, Panama City, FL        338,850   1,373,979   1,712,829     59,157
Johnny Carino's, Longview, TX      412,843     767,035   1,179,878     33,035
Johnny Carino's, Brownsville, TX 1,035,895   1,286,715   2,322,610     42,891
Jared Jewelry, Lakewood, CO        933,756   1,083,847   2,017,603     31,612
Applebee's, Stow, OH               512,577   1,063,178   1,575,755     23,626
Eckerd, Auburn, NY                 914,917   1,372,374   2,287,291     28,591
                                 ---------- ----------- ----------- ----------
                                $6,065,131 $10,437,242 $16,502,373 $1,023,042
                                 ========== =========== =========== ==========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

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

     Subsequent to December 31, 2004, the lessee of the Winn-Dixie store and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rent was current through the date of the bankruptcy filing. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At December 31, 2004, the book value of this property was $1,653,672.

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

     On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,017,603. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $155,219.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     On April 30, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for $1,575,755. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043.

     On May 10, 2004, the Partnership purchased a 50% interest in an Eckerd drug store in Auburn, New York for $2,287,291. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $184,753.

     In  July  2003,  the  lessee of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $338,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

     The Partnership owns a 2.4058% interest in a Taco Cabana restaurant in Waco, Texas, a 2.2074% interest in a HomeTown Buffet restaurant in Tucson, Arizona, a 9.0963% interest in an Applebee's restaurant in Temple Terrace, Florida and a 2.5775% interest in a Marie Callender's restaurant in Henderson, Nevada. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2004, the minimum future rent payments required by the leases are as follows:

                       2005            $ 1,615,839
                       2006              1,625,055
                       2007              1,476,931
                       2008              1,447,931
                       2009              1,466,431
                       Thereafter       14,246,806
                                        -----------
                                       $21,878,993
                                        ===========

     There were no contingent rents recognized in 2004 and 2003.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(5)  Note Receivable -

     On July 11, 2003, as part of the sale of the Denny's restaurant in Apple Valley, California, the Partnership received a Promissory Note in the amount of $128,750 from the lessee, who purchased the property. The Note requires monthly payments of $1,077, bears interest at an 8% rate and is secured by the land, building and equipment. The Note is due on July 31, 2005. As of December 31, 2004 and 2003, the outstanding principal due on the Note was $124,829 and $127,867, respectively.

 (6) Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                    2004         2003
      Tenants                      Industry

     Kona Restaurant Group, Inc.  Restaurant    $  297,852    $      N/A
     Texas Taco Cabana L.P.       Restaurant       216,981       263,538
     Garden Ridge L.P.    Retail                       N/A       332,990
     Champps Americana Group      Restaurant           N/A       146,516
                                                 ----------    ----------
     Aggregate rent revenue of major tenants    $  514,833    $  743,044
                                                 ==========    ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 33%           51%
                                                 ==========    ==========

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     On October 15, 2003, the Partnership sold its 1.1054% interest in the Applebee's restaurant in Crestview Hills, Kentucky to the lessee. The Partnership received net sale proceeds of $23,207, which resulted in a net gain of $12,614. The cost and related accumulated depreciation of the interest sold was $14,039 and $3,446, respectively.

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

     On November 19, 2004, the Partnership sold its 3.3979% interest in the Applebee's restaurant in Aurora, Colorado to the lessee. The Partnership received net sale proceeds of $77,724, which resulted in a net gain of $45,044. The cost and related accumulated depreciation of the interest sold was $44,782 and $12,102, respectively.

     During 2004 and 2003, the Partnership distributed $455,461 and $1,218,968 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $22.20 and $59.26 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(7)  Discontinued Operations - (Continued)

     In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the lessee entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The Partnership has listed the property for sale with a real estate broker in the Alpharetta area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs required to maintain the property.

     Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2004 and 2003, the property was classified as Real Estate Held for Sale.

     In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $429,000, which will result in a net gain of approximately $29,000. If the sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                  2004          2003

     Rental Income                            $  56,741    $  710,758
     Property Management Expenses                (2,877)      (18,942)
     Depreciation                                  (690)     (121,860)
     Real Estate Impairment                           0      (169,320)
     Gain on Disposal of Real Estate             45,044     2,956,172
                                               ---------    ----------
          Income from Discontinued Operations $  98,218    $3,356,808
                                               =========    ==========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

 (8) Partners' Capital -

     Cash distributions of $17,697 and $25,565 were made to the General Partners and $1,751,949 and $2,530,962 were made to the Limited Partners for the years ended December 31, 2004 and 2003, respectively. The Limited Partners' distributions represent $86.14 and $124.07 per Limited Partnership Unit outstanding using 20,338 and 20,399 weighted average Units in 2004 and 2003, respectively. The distributions represent $50.60 and $124.07 per Unit of Net Income and $35.54 and $-0-
     per   Unit   of  return  of  capital  in  2004   and   2003,
     respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $450,906 and $1,206,778 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

     During 2004, seven Limited Partners redeemed a total of 69.5 Partnership Units for $27,153 in accordance with the Partnership Agreement. During 2003, eight Limited Partners redeemed a total of 58.0 Partnership Units for $26,588. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received
     distributions   of  $274  and  $269  in   2004   and   2003,
     respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $864.16 per original $1,000 invested.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               2004          2003

     Net Income for Financial
      Reporting Purposes                    $1,067,027    $4,369,801

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        32,031        26,388

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                             0        (9,082)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                0       169,320

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain
      for Financial Reporting Purposes            (544)     (156,428)
                                             ----------    ----------
           Taxable Income to Partners       $1,098,514    $4,399,999
                                             ==========    ==========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(9)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:
                                                  2004          2003

     Partners' Capital for
       Financial  Reporting Purposes           $16,390,661   $17,120,707

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                           209,608       178,121

     Syndication Costs Treated as
      Reduction of Capital
      For Financial Reporting Purposes           3,012,279     3,012,278
                                                -----------   -----------
           Partners' Capital for
               Tax  Reporting Purposes         $19,612,548   $20,311,106
                                                ===========   ===========

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                       2004                   2003
                              Carrying      Fair     Carrying       Fair
                               Amount       Value     Amount        Value

     Money Market Funds     $1,079,268   $1,079,268  $8,064,654   $8,064,654
                             ---------    ---------   ---------    ---------
          Total Cash and
           Cash Equivalents $1,079,268   $1,079,268  $8,064,654   $8,064,654
                             =========    =========   =========    =========

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.CONTROLS AND PROCEDURES.

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

ITEM 8B.OTHER INFORMATION.

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

        Robert P. Johnson, age 60, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December 2005. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in twelve limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 45, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2005. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2004. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2004 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2005:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2004 and 2003.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2004, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
         (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2004.

Person or Entity                                    Amount Incurred From
 Receiving                  Form and Method     Inception (September 14, 1990)
Compensation                of Compensation          To December 31, 2004

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

General Partners and   Reimbursement at Cost for other    $  903,786
Affiliates             Organization and Offering Costs.

General Partners and   Reimbursement at Cost for all      $  738,960
Affiliates             Acquisition Expenses

General Partners and   Reimbursement at Cost for all      $3,278,586
Affiliates             Administrative Expenses
                       attributable to the Fund, including
                       all expenses related to management
                       of the Fund's properties and all
                       other transfer agency,reporting,
                       partner relations and other
                       administrative functions.

General Partners and   Reimbursement at Cost for all      $  913,071
Affiliates             expenses related to the disposition
                       of the Fund's properties.

General Partners       1% of Net Cash Flow in any fiscal  $  206,343
                       year until the Limited Partners
                       have received annual, non-cumulative
                       distributions of Net Cash Flow  equal
                       to 10% of their Adjusted Capital
                       Contributions and 10% of any remaining
                       Net Cash Flow in such fiscal year.

General Partners       1% of distributions of Net         $   36,583
                       Proceeds of Sale until Limited
                       Partners have received an amount
                       equal to (a) their Adjusted Capital
                       Contributions,  plus (b) an amount
                       equal to 12% of their Adjusted Capital
                       Contributions per annum, cumulative but
                       not compounded,  to  the  extent  not
                       previously distributed. 10% of
                       distributions of Net Proceeds of Sale
                       there-after.


                             PART IV

ITEM 13.  EXHIBITS.

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

 10.3 Net Lease Agreement dated April 14, 1993 between the Partnership and Apple Partners Limited Partnership relating to the Property at 9041-E Watson Road, Crestwood, Missouri (incorporated by reference to Exhibit 10.18 of Form 10-K filed March 29, 1994).

 10.4 Net Lease Agreement dated June 16, 1993 between the Partnership and JB's Restaurants, Inc. relating to the
      Property at 330 South Wilmot Road, Tucson, Arizona (incorporated by reference to Exhibit 10.21 of Form 10-K filed March 29, 1994).

 10.5 Net Lease Agreement dated September 30, 1993 between the Partnership and Casual Restaurant Concepts II, Inc. relating to the Property at Terrace Walk Shopping Plaza,
      56th Street and Fowler Avenue, Temple Terrace, Florida (incorporated by reference to Exhibit 10.28 of Form 10-K filed March 29, 1994).

 10.6 Net Lease Agreement dated December 23, 1997 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and Champps Entertainment, Inc. relating to the Property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to
      Exhibit 10.62 of Form 10-KSB filed March 23, 1998).

 10.7 Net Lease Agreement dated April 13, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 12, 1998).

 10.8 First Amendment to Net Lease Agreement dated  September
      3, 1998 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the Property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference  to Exhibit 10.1 of Form 10-QSB filed  November  9,
      1998).

 10.9 First  Amendment to Net Lease Agreement dated  November
      20, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, Robert P. Johnson and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street,
      Chillicothe,  Ohio  (incorporated  by  reference  to  Exhibit
      10.53 of Form 10-KSB filed March 12, 1999).

ITEM 13.  EXHIBITS.  (Continued)

                           Description

10.10 Lease Agreement dated September 28, 1999 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Marie Callender Pie Shops, Inc. relating to the Property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 8, 1999).

10.11 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc.
      relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 2, 2000).

10.12 Net  Lease Agreement dated April 27, 2001  between
      the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 10,
      2001).

10.13 First Amendment to Net Lease Agreement dated  June
      27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 7,
      2001).

10.14 First  Amendment  to  Net  Lease  Agreement  dated
      February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.77 of Form 10-KSB filed March 8, 2002).

10.15 Purchase Agreement dated May 21, 2003, between the Partnership, AEI Real Estate Fund 86-A Limited Partnership and Texas Taco Cabana, LP relating to the Property at 700 North Loop 610 West, Houston, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 8,
      2003).

10.16 Assignment of Purchase Agreement  dated  June  16,
      2003, between the Partnership and AEI Fund Management, Inc. relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed August 8, 2003).

10.17 Assignment and Assumption of Lease dated  July  3,
      2003, between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and NMA Fort Wayne, LLC relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed August 8, 2003).

10.18 Purchase  Agreement dated July 14,  2003,  between
      the Partnership and Apple Investment Group, Inc. relating to the Property at Bear Valley Road and Apple Valley Road, Apple Valley, California (incorporated by reference to
      Exhibit 10.4 of Form 10-QSB filed August 8, 2003).

10.19 Assignment of Sale-Purchase Agreement dated August
      19,  2003  between  the Partnership and AEI Fund  Management,
      Inc. relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit
      10.1 of Form 10-QSB filed November 11, 2003).

10.20 Assignment and Assumption of Lease Agreement dated
      September 19, 2003 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24, LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 11, 2003).

10.21 Purchase Agreement dated November 5, 2003  between
      the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 411 B East Loop 281, Longview, Texas (incorporated by reference to 10.3 of Form 10-QSB filed November 11, 2003).


ITEM 13.  EXHIBITS.  (Continued)

                           Description

10.22 Net Lease Agreement dated November 5, 2003 between
      the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 411 B East Loop 281, Longview, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 11, 2003).

10.23 Assignment  of  Agreement  of  Sale   and   First
      Amendment to Agreement of Sale dated December 23, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 2600 Highway 77/83, North
      Brownsville,  Texas  (incorporated by  reference  to  Exhibit
      10.1 of Form 8-K filed January 2, 2004).

10.24 Net  Lease  Agreement  dated  December  30,   2003
      between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 2600 Highway 77/83, North
      Brownsville,  Texas  (incorporated by  reference  to  Exhibit
      10.2 of Form 8-K filed January 2, 2004).

10.25 Assignment of Purchase Agreement dated January  2,
      2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Fund Management, Inc. relating to the Property at 14145 West Colfax Avenue, Lakewood, Colorado (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 17, 2004).

10.26 Assignment of Purchase Agreement dated January  9,
      2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Fund Management, Inc. relating to the Property at 157 Grant Avenue, Auburn, New York (incorporated by reference to Exhibit 10.31 of Form 10-KSB filed March 19, 2004).

10.27 Assignment and Assumption of Lease dated  February
      5, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Translakewood, LLC relating to the Property at 14145 West Colfax Avenue, Lakewood, Colorado (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2004).

10.28 Assignment of Purchase Agreement dated April 22, 2004 between the Partnership and AEI Fund Management, Inc.
      relating to the Property at 4296 Kent Road, Stow, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 11, 2004).

10.29 Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and PRECO II CRIC LLC relating to the Property at 4296 Kent Road, Stow, Ohio (incorporated by reference to
      Exhibit 10.2 of Form 10-QSB filed May 11, 2004).

10.30 Assignment and Assumption of Lease dated May 10, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Grant Ave. & Standard Ave. Development, LLC relating to the Property at 157 Grant Avenue, Auburn, New York (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 14, 2004).

10.31 Commercial  Purchase and Sale Agreement  dated  December
      16, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI
      Private Net Lease Millennium Fund Limited Partnership and Action Outdoor Advertising Inc. relating to the Property at 5970 North Point Parkway, Alpharetta, Georgia.

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

   32 Certification  of Chief Executive Officer  and  Chief
      Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2004 and 2003:

     Fee Category                            2004       2003

     Audit Fees                            $ 11,995   $ 11,359
     Audit-Related Fees                         625        538
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                            --------   --------
          Total Fees                       $ 12,620   $ 11,897
                                            ========   ========

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


                          AEI  NET LEASE INCOME & GROWTH FUND XIX
                          Limited Partnership
                          By: AEI Fund Management XIX, Inc.
                              Its Managing General Partner


March 18, 2005            By:/s/ Robert P Johnson
                                 Robert P. Johnson, President and Director
                                 (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                           Date


/s/ Robert P Johnson  President (Principal Executive Officer)  March 18, 2005
    Robert P.Johnson  and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer and Treasurer    March 18, 2005
    Patrick W.Keene   (Principal Accounting Officer)