Form 10QSB
period 2005-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2005-05-13
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2005

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2005 and December 31, 2004

         Statements for the Periods ended March 31, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS
                                                      2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 1,203,051    $ 1,079,268
  Receivables                                          14,345         14,351
  Note Receivable                                     124,090        124,829
                                                   -----------    -----------
      Total Current Assets                          1,341,486      1,218,448
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              6,065,131      6,065,131
  Buildings and Equipment                          10,437,242     10,437,242
  Accumulated Depreciation                         (1,111,148)    (1,023,042)
                                                   -----------    -----------
                                                   15,391,225     15,479,331
  Real Estate Held for Sale                                 0        400,000
                                                   -----------    -----------
      Net Investments in Real Estate               15,391,225     15,879,331
                                                   -----------    -----------
           Total  Assets                          $16,732,711    $17,097,779
                                                   ===========    ===========

                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    35,716    $    40,491
  Distributions Payable                               353,371        666,627
  Unearned Rent                                        33,250              0
                                                   -----------    -----------
      Total Current Liabilities                       422,337        707,118
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     27,046         27,848
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,286 Units outstanding                        16,283,328     16,362,813
                                                   -----------    -----------
      Total Partners' Capital                      16,310,374     16,390,661
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $16,732,711    $17,097,779
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2005           2004

RENTAL INCOME                                   $   403,511    $   309,389

EXPENSES:
   Partnership Administration - Affiliates           55,667         51,076
   Partnership Administration and Property
      Management - Unrelated Parties                 10,998          9,474
   Depreciation                                      88,106         63,376
                                                 -----------    -----------
        Total Expenses                              154,771        123,926
                                                 -----------    -----------

OPERATING INCOME                                    248,740        185,463

OTHER INCOME:
  Interest Income                                     6,693         16,787
                                                 -----------    -----------

INCOME FROM CONTINUING OPERATIONS                   255,433        202,250

Income from Discontinued Operations                  31,016         13,049
                                                 -----------    -----------
NET INCOME                                      $   286,449    $   215,299
                                                 ===========    ===========
NET INCOME ALLOCATED:
   General Partners                             $     2,865    $     2,153
   Limited Partners                                 283,584        213,146
                                                 -----------    -----------
                                                $   286,449    $   215,299
                                                 ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                         $     12.47    $      9.84
  Discontinued Operations                              1.51            .63
                                                 -----------    -----------
      Total                                     $     13.98    $     10.47
                                                 ===========    ===========
Weighted Average Units Outstanding                   20,286         20,355
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   286,449   $   215,299

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      88,106        63,607
     Gain on Sale of Real Estate                      (32,160)            0
     (Increase) Decrease in Receivables                     6       (31,874)
     Decrease in Payable to
        AEI Fund Management, Inc.                      (4,775)      (76,843)
     Increase in Unearned Rent                         33,250        56,251
                                                   -----------   -----------
        Total Adjustments                              84,427        11,141
                                                   -----------   -----------
        Net Cash Provided By
            Operating Activities                      370,876       226,440
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0    (2,064,758)
   Proceeds from Sale of Real Estate                  432,160             0
   Payments Received on Note Receivable                   739           678
                                                   -----------   -----------
        Net Cash Provided By (Used For)
            Investing Activities                      432,899    (2,064,080)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (313,256)     (955,764)
   Distributions to Partners                         (366,736)     (363,259)
                                                   -----------   -----------
        Net Cash Used For
            Financing Activities                     (679,992)   (1,319,023)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               123,783    (3,156,663)

CASH AND CASH EQUIVALENTS, beginning of period      1,079,268     8,064,654
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,203,051   $ 4,907,991
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2003  $ 35,149   $17,085,558  $17,120,707   20,355.29

  Distributions               (3,633)     (359,626)    (363,259)

  Net Income                   2,153       213,146      215,299
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2004     $ 33,669   $16,939,078  $16,972,747   20,355.29
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2004  $ 27,848   $16,362,813  $16,390,661   20,285.79

  Distributions               (3,667)     (363,069)    (366,736)

  Net Income                   2,865       283,584      286,449
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2005     $ 27,046   $16,283,328  $16,310,374   20,285.79
                             ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2005

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2005 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

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

     In February 2005, Winn-Dixie Montgomery, Inc., the lessee of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At March 31, 2005, the book value of this property was $1,642,222.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Note Receivable -

     On July 11, 2003, as part of the sale of the Denny's restaurant in Apple Valley, California, the Partnership received a Promissory Note in the amount of $128,750 from the lessee, who purchased the property. The Note requires monthly payments of $1,077, bears interest at an 8% rate and is secured by the land, building and equipment. The Note is due on July 31, 2005. As of March 31, 2005 and December 31, 2004, the outstanding principal due on the Note was $124,090 and $124,829, respectively.

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

     In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the lessee entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The Partnership listed the property for sale with a real estate broker in the Alpharetta area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

     Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2004, the property was classified as Real Estate Held for Sale.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Partnership receiving net sale proceeds of $432,160, which resulted in a net gain of $32,160.

     During the first three months of 2005 and 2004, the Partnership distributed $24,341 and $84,354 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.19 and $4.10 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                2005       2004

     Rental Income                          $       0   $  16,862
     Property Management Expenses              (1,144)     (3,582)
     Depreciation                                   0        (231)
     Gain on Disposal of Real Estate           32,160           0
                                             ---------   ---------
       Income from Discontinued Operations  $  31,016   $  13,049
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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the three months ended March 31, 2005 and 2004, the Partnership recognized rental income from continuing operations of $403,511 and $309,389, respectively. In 2005, rental income increased due to additional rent received from three property acquisitions in 2004 and rent increases on five properties.

        For the three months ended March 31, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $55,667 and $51,076, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,998 and $9,474, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        In February 2005, Winn-Dixie Montgomery, Inc., the lessee of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At March 31, 2005, the book value of this property was $1,642,222.

        For the three months ended March 31, 2005 and 2004, the Partnership recognized interest income of $6,693 and $16,787, respectively. In 2005, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2005, the Partnership recognized income from discontinued operations of $31,016, representing gain on disposal of real estate of $32,160, which was partially offset by property management expenses of $1,144. For the three months ended March 31, 2004, the Partnership recognized income from discontinued operations of $13,049, representing rental income less property management expenses and depreciation.

        On November 19, 2004, the Partnership sold its 3.3979% interest in the Applebee's restaurant in Aurora, Colorado to the lessee. The Partnership received net sale proceeds of $77,724, which resulted in a net gain of $45,044. The cost and related accumulated depreciation of the interest sold was $44,782 and $12,102, respectively.

        In July 2003, the lessee of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the lessee closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the lessee entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. Following an analysis of the lessee's business at this location and its financial condition, and its intent to no longer operate at this site, the Partnership determined that the best course of action was to negotiate a settlement with the lessee and take possession of the property. With possession of the property, the Partnership could move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Partnership listed the property for sale with a real estate broker in the Alpharetta area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

       Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment. At December 31, 2004, the property was classified as Real Estate Held for Sale.

         In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Partnership receiving net sale proceeds of $432,160, which resulted in a net gain of $32,160.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2005, the Partnership's cash balances increased $123,783 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2004, the Partnership's cash balances decreased $3,156,663 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $226,440 in 2004 to $370,876 in 2005 as the result of an increase in total rental and interest income in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses in 2005.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2004, the Partnership expended $2,064,758 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales in 2003. During the three months ended March 31, 2005, the Partnership generated cash flow from the sale of real estate of $432,160.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the three months ended March 31, 2005 and 2004, the Partnership declared distributions of $366,736 and $363,259, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $363,069 and $359,626 and the General Partners received distributions of $3,667 and $3,633 for the periods, respectively. In December 2004, the Partnership declared a special distribution of $313,131 of net sales proceeds, which resulted in a higher distributions payable at December 31, 2004.

        During the first three months of 2005 and 2004, the Partnership distributed $24,341 and $84,354 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.19 and $4.10 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2004, seven Limited Partners redeemed a total  of
69.5 Partnership Units for $27,153 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 70 Limited Partners redeemed 796.64 Partnership Units for $530,473. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $274 in 2004.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.


ITEM 3.CONTROLS AND PROCEDURES

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

                           Description

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


Dated:  May 6, 2005           AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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