Form 10QSB
period 2005-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2005-08-12
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2005

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2005 and December 31, 2004

          Statements for the Periods ended June 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS
                                                   2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,204,574    $ 1,079,268
  Receivables                                          822         14,351
  Note Receivable                                  123,336        124,829
                                                -----------    -----------
      Total Current Assets                       1,328,732      1,218,448
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           6,065,131      6,065,131
  Buildings and Equipment                       10,437,242     10,437,242
  Accumulated Depreciation                      (1,199,254)    (1,023,042)
                                                -----------    -----------
                                                15,303,119     15,479,331
  Real Estate Held for Sale                              0        400,000
                                                -----------    -----------
      Net Investments in Real Estate            15,303,119     15,879,331
                                                -----------    -----------
           Total  Assets                       $16,631,851    $17,097,779
                                                ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    21,740    $    40,491
  Distributions Payable                            353,610        666,627
  Unearned Rent                                     57,180              0
                                                -----------    -----------
      Total Current Liabilities                    432,530        707,118
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                  25,935         27,848
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,286 Units outstanding                     16,173,386     16,362,813
                                                -----------    -----------
      Total Partners' Capital                   16,199,321     16,390,661
                                                -----------    -----------
       Total Liabilities and Partners' Capital $16,631,851    $17,097,779
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended       Six Months Ended
                               6/30/05      6/30/04     6/30/05    6/30/04

RENTAL INCOME                $  407,544   $  372,629  $  811,055  $  682,018

EXPENSES:
   Partnership Administration -
     Affiliates                  60,880       52,868     116,547     103,944
   Partnership Administration
     and Property Management -
     Unrelated Parties           12,954       16,141      23,597      25,615
   Depreciation                  88,106       79,576     176,212     142,952
                              ----------   ----------  ----------  ----------
        Total Expenses          161,940      148,585     316,356     272,511
                              ----------   ----------  ----------  ----------

OPERATING INCOME                245,604      224,044     494,699     409,507

OTHER INCOME:
   Interest Income               10,080        8,787      16,773      25,574
                              ----------   ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                   255,684      232,831     511,472     435,081

Income from Discontinued Operations   0        5,466      30,661      18,515
                              ----------   ----------  ----------  ----------
NET INCOME                   $  255,684   $  238,297  $  542,133  $  453,596
                              ==========   ==========  ==========  ==========
NET INCOME ALLOCATED:
   General Partners          $    2,556   $    2,383  $    5,421  $    4,536
   Limited Partners             253,128      235,914     536,712     449,060
                              ----------   ----------  ----------  ----------
                             $  255,684   $  238,297  $  542,133  $  453,596
                              ==========   ==========  ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $    12.48   $    11.32  $    24.96  $    21.16
   Discontinued Operations            0          .27        1.50         .90
                              ----------   ----------  ----------  ----------
        Total                $    12.48   $    11.59  $    26.46  $    22.06
                              ==========   ==========  ==========  ==========
Weighted Average Units
  Outstanding                    20,286       20,355      20,286      20,355
                              ==========   ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   542,133   $   453,596

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     176,212       143,414
     Gain on Sale of Real Estate                      (32,160)            0
     (Increase) Decrease in Receivables                13,529       (25,041)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (18,751)     (110,321)
     Increase in Unearned Rent                         57,180        18,208
                                                   -----------   -----------
        Total Adjustments                             196,010        26,260
                                                   -----------   -----------
        Net Cash Provided By
           Operating Activities                       738,143       479,856
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0    (5,918,497)
   Proceeds from Sale of Real Estate                  432,160             0
   Payments Received on Note Receivable                 1,493         1,603
                                                   -----------   -----------
        Net Cash Provided By (Used For)
           Investing Activities                       433,653    (5,916,894)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (313,017)     (954,528)
   Distributions to Partners                         (733,473)     (726,517)
                                                   -----------   -----------
        Net Cash Used For
          Financing Activities                     (1,046,490)   (1,681,045)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               125,306    (7,118,083)

CASH AND CASH EQUIVALENTS, beginning of period      1,079,268     8,064,654
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,204,574   $   946,571
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners    Total       Outstanding


BALANCE, December 31, 2003  $ 35,149  $17,085,558  $17,120,707    20,355.29

  Distributions               (7,265)    (719,252)    (726,517)

  Net Income                   4,536      449,060      453,596
                             --------  -----------  -----------  -----------
BALANCE, June 30, 2004      $ 32,420  $16,815,366  $16,847,786    20,355.29
                             ========  ===========  ===========  ===========


BALANCE, December 31, 2004  $ 27,848  $16,362,813  $16,390,661    20,285.79

  Distributions               (7,334)    (726,139)    (733,473)

  Net Income                   5,421      536,712      542,133
                             --------  -----------  -----------  -----------
BALANCE, June 30, 2005      $ 25,935  $16,173,386  $16,199,321    20,285.79
                             ========  ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005

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

     In February 2005, Winn-Dixie Montgomery, Inc., the lessee of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At June 30, 2005, the book value of this property was $1,630,772.


     AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Note Receivable -

     On July 11, 2003, as part of the sale of the Denny's restaurant in Apple Valley, California, the Partnership received a Promissory Note in the amount of $128,750 from the lessee, who purchased the property. The Note requires monthly payments of $1,077, bears interest at an 8% rate and is secured by the land, building and equipment. The Note is due on July 31, 2005. As of June 30, 2005 and December 31, 2004, the outstanding principal due on the Note was $123,336 and $124,829, respectively.

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

     During the first six months of 2005 and 2004, the Partnership distributed $47,289 and $129,508 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.31 and $6.30 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                               Three Months Ended        Six Months Ended
                             6/30/05       6/30/04      6/30/05     6/30/04

Rental Income                $      0    $  16,861    $       0   $   33,723
Property Management Expenses        0      (11,164)      (1,499)     (14,746)
Depreciation                        0         (231)           0         (462)
Gain on Disposal of Real Estate     0            0       32,160            0
                              --------    ---------    ---------   ----------
   Income from Discontinued
     Operations              $      0    $   5,466    $  30,661   $   18,515
                              ========    =========    =========   ==========

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

Results of Operations

        For the six months ended June 30, 2005 and 2004, the Partnership recognized rental income from continuing operations of $811,055 and $682,018, respectively. In 2005, rental income increased due to additional rent received from three property acquisitions in 2004 and rent increases on six properties.

        For  the  six  months ended June 30, 2005 and  2004,  the
Partnership incurred Partnership administration expenses from affiliated parties of $116,547 and $103,944, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,597 and $25,615, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2005, Winn-Dixie Montgomery, Inc., the lessee of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At June 30, 2005, the book value of this property was $1,630,772.

        For the six months ended June 30, 2005 and 2004, the Partnership recognized interest income of $16,773 and $25,574, respectively. In 2005, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2005, the Partnership recognized income from discontinued operations of $30,661, representing gain on disposal of real estate of $32,160, which was partially offset by property management expenses of $1,499. For the six months ended June 30, 2004, the Partnership recognized income from discontinued operations of $18,515, representing rental income less property management expenses and depreciation.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2005, the Partnership's cash balances increased $125,306 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2004, the Partnership's cash balances decreased $7,118,083 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $479,856 in 2004 to $738,143 in 2005 mainly as the result of an increase in total rental and interest income in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2004, the Partnership expended $5,918,497 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales in 2003. During the six months ended June 30, 2005, the Partnership generated cash flow from the sale of real estate of $432,160.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For  the  six  months ended June 30, 2005 and  2004,  the
Partnership declared distributions of $733,473 and $726,517, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $726,139 and $719,252 and the General Partners received distributions of $7,334 and $7,265 for the periods, respectively. In December 2004, the Partnership declared a special distribution of $313,131 of net sales proceeds, which resulted in a higher distributions payable at December 31, 2004.

        During the first six months of 2005 and 2004, the Partnership distributed $47,289 and $129,508 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.31 and $6.30 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       (b) Not applicable.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS

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


Dated:  August 5, 2005        AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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