Form 10QSB
period 2005-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2005-11-14
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2005

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2005 and December 31, 2004

          Statements for the Periods ended September 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS
                                                    2005            2004
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,301,811     $ 1,079,268
  Receivables                                         5,493          14,351
  Note Receivable                                         0         124,829
                                                 -----------     -----------
      Total Current Assets                        1,307,304       1,218,448
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            5,139,711       6,065,131
  Buildings and Equipment                         8,607,029      10,437,242
  Accumulated Depreciation                       (1,182,096)     (1,023,042)
                                                 -----------     -----------
                                                 12,564,644      15,479,331
  Real Estate Held for Sale                       2,650,369         400,000
                                                 -----------     -----------
      Net Investments in Real Estate             15,215,013      15,879,331
                                                 -----------     -----------
           Total  Assets                        $16,522,317     $17,097,779
                                                 ===========     ===========

                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    31,606     $    40,491
  Distributions Payable                             353,610         666,627
  Unearned Rent                                      47,468               0
                                                 -----------     -----------
      Total Current Liabilities                     432,684         707,118
                                                 -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                   24,838          27,848
  Limited Partners, $1,000 per Unit;
      30,000 Units authorized; 21,152 Units issued;
      20,286 Units outstanding                   16,064,795      16,362,813
                                                 -----------     -----------
      Total Partners' Capital                    16,089,633      16,390,661
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $16,522,317     $17,097,779
                                                 ===========     ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                Three Months Ended       Nine Months Ended
                              9/30/05        9/30/04    9/30/05       9/30/04

RENTAL INCOME                $  351,452   $  344,226  $1,049,082   $  953,362

EXPENSES:
   Partnership Administration -
     Affiliates                  64,553       50,091     181,100      154,035
   Partnership Administration and
     Property Management -
     Unrelated Parties            8,763       11,056      29,766       36,671
   Depreciation                  71,905       71,573     215,715      193,955
                              ----------   ----------  ----------   ----------
        Total Expenses          145,221      132,720     426,581      384,661
                              ----------   ----------  ----------   ----------

OPERATING INCOME                206,231      211,506     622,501      568,701

OTHER INCOME:
   Interest Income               10,469        5,401      27,242       30,975
                              ----------   ----------  ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                   216,700      216,907     649,743      599,676

Income from Discontinued
  Operations                     40,349       51,936     149,439      122,763
                              ----------   ----------  ----------   ----------
NET INCOME                   $  257,049   $  268,843  $  799,182   $  722,439
                              ==========   ==========  ==========   ==========
NET INCOME ALLOCATED:
   General Partners          $    2,571   $    2,688  $    7,992   $    7,224
   Limited Partners             254,478      266,155     791,190      715,215
                              ----------   ----------  ----------   ----------
                             $  257,049   $  268,843  $  799,182   $  722,439
                              ==========   ==========  ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $    10.57   $    10.55  $    31.71   $    29.17
   Discontinued Operations         1.97         2.53        7.29         5.97
                              ----------   ----------  ----------   ----------
        Total                $    12.54   $    13.08  $    39.00   $    35.14
                              ==========   ==========  ==========   ==========
Weighted Average Units
  Outstanding                    20,286       20,355      20,286       20,355
                              ==========   ==========  ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $   799,182    $   722,439

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    264,318        231,405
     Gain on Sale of Real Estate                     (32,160)             0
     (Increase) Decrease in Receivables                8,858        (19,371)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (8,885)       (84,964)
     Increase in Unearned Rent                        47,468         31,143
                                                  -----------    -----------
        Total Adjustments                            279,599        158,213
                                                  -----------    -----------
        Net Cash Provided By
           Operating Activities                    1,078,781        880,652
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                              0     (5,877,669)
   Proceeds from Sale of Real Estate                 432,160              0
   Payments Received on Note Receivable              124,829          2,313
                                                  -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                      556,989     (5,875,356)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                (313,017)      (954,527)
   Distributions to Partners                      (1,100,210)    (1,089,777)
                                                  -----------    -----------
        Net Cash Used For
          Financing Activities                    (1,413,227)    (2,044,304)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              222,543     (7,039,008)

CASH AND CASH EQUIVALENTS, beginning of period     1,079,268      8,064,654
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,301,811    $ 1,025,646
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners     Total      Outstanding


BALANCE, December 31, 2003  $ 35,149    $17,085,558  $17,120,707    20,355.29

  Distributions              (10,898)    (1,078,879)  (1,089,777)

  Net Income                   7,224        715,215      722,439
                             --------    -----------  -----------  -----------
BALANCE, September 30, 2004 $ 31,475    $16,721,894  $16,753,369    20,355.29
                             ========    ===========  ===========  ===========


BALANCE, December 31, 2004  $ 27,848    $16,362,813  $16,390,661    20,285.79

  Distributions              (11,002)    (1,089,208)  (1,100,210)

  Net Income                   7,992        791,190      799,182
                             --------    -----------  -----------  -----------
BALANCE, September 30, 2005 $ 24,838    $16,064,795  $16,089,633    20,285.79
                             ========    ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005

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

     In February 2005, Winn-Dixie Montgomery, Inc., the lessee of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At September 30, 2005, the book value of this property was $1,619,322.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Note Receivable -

     On July 11, 2003, as part of the sale of the Denny's restaurant in Apple Valley, California, the Partnership received a Promissory Note in the amount of $128,750 from the lessee, who purchased the property. The Note required monthly payments of $1,077, bore interest at an 8% rate and was secured by the land, building and equipment. On August 3, 2005, the Partnership received the outstanding principal and accrued interest due on the Note. As of December 31,
     2004,  the  outstanding  principal  due  on  the  Note   was
     $124,829.

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

     Subsequent to September 30, 2005, the Partnership sold 15.6976% of the Johnny Carino's restaurant in Longview, Texas, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $519,000, which resulted in a net gain of approximately $166,000. The cost and related accumulated depreciation of the interests sold was $370,425 and $17,285, respectively. The Partnership is attempting to sell its remaining 34.3024% interest in the property. At September 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,124,820.

     On April 30, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for $1,575,755. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

     Subsequent to September 30, 2005, the Partnership entered into an agreement to sell the Applebee's restaurant in Stow, Ohio to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,820,000, which will result in a net gain of approximately $294,500. If the sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At September 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,525,549.

     During the first nine months of 2005 and 2004, the Partnership distributed $68,871 and $135,934 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.36 and $6.61 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                               Three Months Ended         Nine Months Ended
                              9/30/05       9/30/04     9/30/05       9/30/04

Rental Income                $ 56,713     $ 73,411    $ 170,138    $ 180,016
Property Management Expenses     (163)      (5,057)      (4,256)     (19,803)
Depreciation                  (16,201)     (16,418)     (48,603)     (37,450)
Gain on Disposal of Real Estate     0            0       32,160            0
                              --------     --------    ---------    ---------
   Income from Discontinued
     Operations              $ 40,349     $ 51,936    $ 149,439    $ 122,763
                              ========     ========    =========    =========

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

Results of Operations

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized rental income from continuing operations of $1,049,082 and $953,362, respectively. In 2005, rental income increased due to additional rent received from two property acquisitions in 2004 and rent increases on six properties.

       For the nine months ended September 30, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $181,100 and $154,035, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,766 and $36,671, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In February 2005, Winn-Dixie Montgomery, Inc., the lessee of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At September 30, 2005, the book value of this property was $1,619,322.

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized interest income of $27,242 and $30,975, respectively. In 2005, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2005, the Partnership recognized income from discontinued operations of $149,439, representing rental income less property management expenses and depreciation of $117,279 and gain on disposal of real estate of $32,160. For the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of $122,763, representing rental income less property management expenses and depreciation.

        On November 19, 2004, the Partnership sold its 3.3979% interest in the Applebee's restaurant in Aurora, Colorado to the lessee. The Partnership received net sale proceeds of $77,724, which resulted in a net gain of $45,044. The cost and related accumulated depreciation of the interest sold was $44,782 and $12,102, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        Subsequent to September 30, 2005, the Partnership sold 15.6976% of the Johnny Carino's restaurant in Longview, Texas, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $519,000, which resulted in a net gain of approximately $166,000. The cost and related accumulated depreciation of the interests sold was $370,425 and $17,285, respectively. The Partnership is attempting to sell its remaining 34.3024% interest in the property. At September 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,124,820.

        Subsequent to September 30, 2005, the Partnership entered into an agreement to sell the Applebee's restaurant in Stow, Ohio to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,820,000, which will result in a net gain of approximately $294,500. If the sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At September 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,525,549.


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

Liquidity and Capital Resources

        During the nine months ended September 30, 2005, the Partnership's cash balances increased $222,543 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2004, the Partnership's cash balances decreased $7,039,008 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $880,652 in 2004 to $1,078,781 in 2005 as the result of an increase in total rental and interest income in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2004, the Partnership expended $5,877,669 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales in 2003. During the nine months ended September 30, 2005, the Partnership generated cash flow from the sale of real estate of $432,160.

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

       For the nine months ended September 30, 2005 and 2004, the Partnership declared distributions of $1,100,210 and $1,089,777, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,089,208 and $1,078,879 and the General Partners received distributions of $11,002 and $10,898 for the periods, respectively. In December 2004, the Partnership declared a special distribution of $313,131 of net sales proceeds, which resulted in a higher distributions payable at December 31, 2004.

        During the first nine months of 2005 and 2004, the Partnership distributed $68,871 and $135,934 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.36 and $6.61 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During 2005, the Partnership did not redeem any Units from the Limited Partners. On October 1, 2004, seven Limited Partners redeemed a total of 69.5 Partnership Units for $27,153 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 70 Limited Partners redeemed 796.64 Partnership Units for $530,473. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $274 in 2004.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1  Purchase Agreement dated October 19, 2005  between  the
          Partnership,  AEI  Real  Estate   Fund  XVIII   Limited
          Partnership and KOE LLC relating to the Property at 4296 Kent Road, Stow, Ohio.

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


Dated:  November 4, 2005      AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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