Form 10KSB
period 2005-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2006-03-30
CIK 868740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2005

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

Securities registered under Section 12(b) of the Exchange Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered under Section 12(g) of the Exchange Act:

                      Limited Partnership Units
                        (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act). Yes     No [X]

The Issuer's revenues for the year ended December 31, 2005 were $1,401,264.

As of February 28, 2006, there were 20,280.67 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,280,670.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain tenants may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Partnership expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Partnership reserves the right, at the discretion of the General Partners, to either distribute proceeds from the sale of properties to the Partners or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Partnership will sell its remaining properties within the next two to three years, although final liquidation may be delayed by a number of circumstances, including market conditions and seller financing of properties.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

        The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term. Certain tenants have been granted options to purchase the property at a formula price. In many of the leases, the option price is stated to be the greater of the price determined by the stated formula or the fair market value of the property as agreed upon by the parties or determined based on appraisals. In general, the formula price is determined in one of two ways. Under the first, the option price is the original purchase price of the property increased by a specified percentage per year, compounded annually. Under the second, the option price is determined by dividing the annual rent at the time the purchase option is exercised by a percentage. Based on the scheduled annual rent under the lease, the resulting option price would always be greater than the original purchase price. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In May 2003, the Partnership entered into an agreement to sell its 38.2362% interest in the Taco Cabana restaurant in Houston, Texas, to the tenant. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of $674,797, which resulted in a net gain of $212,639. At the time of sale, the cost and related accumulated depreciation was $547,322 and $85,164, respectively.

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

        On  July  11,  2003,  the Partnership  sold  the  Denny's
restaurant in Apple Valley, California for $1,100,000 to the tenant. The sale agreement required a cash payment of $971,250 and a Promissory Note for $128,750. The Partnership recognized net sale proceeds of $1,076,459, which resulted in a net gain of $130,443. At the time of sale, the cost and related accumulated depreciation was $1,177,655 and $231,639, respectively.

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

        In February 2005, the tenant of the Winn-Dixie store and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At December 31, 2005, the book value of this property was $1,607,873.

        On October 15, 2003, the Partnership sold its 1.1054% interest in the Applebee's restaurant in Crestview Hills,
Kentucky  to  the  tenant.   The Partnership  received  net  sale
proceeds of $23,207, which resulted in a net gain of $12,614. The cost and related accumulated depreciation of the interest sold was $14,039 and $3,446, respectively.

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

        During the fourth quarter of 2005, the Partnership sold 23.1409% of the Johnny Carino's restaurant in Longview, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $758,149, which resulted in a net gain of $237,562. The cost and related accumulated depreciation of the interests sold was $546,069 and $25,482, respectively.

        Subsequent to December 31, 2005, the Partnership sold its remaining 26.8591% interest in the Johnny Carino's restaurant in Longview, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $861,000, which resulted in a net gain of approximately $256,800. The cost and related accumulated depreciation of the interests sold was $633,809 and $29,576, respectively. At December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $604,233.

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

       In October 2005, the Partnership entered into an agreement to sell its interest in the Applebee's restaurant in Stow, Ohio to an unrelated third party. On November 15, 2005, the sale closed with the Partnership receiving net sale proceeds of $1,835,784, which resulted in a net gain of $310,235. At the time of sale, the cost and related accumulated depreciation was $1,575,755 and $50,206, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On May 10, 2004, the Partnership purchased a 50% interest in an Eckerd drug store in Auburn, New York for $2,287,291. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $184,753. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

        On November 19, 2004, the Partnership sold its 3.3979% interest in the Applebee's restaurant in Aurora, Colorado to the tenant. The Partnership received net sale proceeds of $77,724, which resulted in a net gain of $45,044. The cost and related accumulated depreciation of the interest sold was $44,782 and $12,102, respectively.

        In July 2003, the tenant of the Razzoo's restaurants in Austin, Texas and Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current on the property in Austin. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease for the property in Austin to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $338,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

        In  late  2003,  the  tenant  closed  the  restaurant  in
Alpharetta and said that it no longer intended to operate a restaurant at the site. The Partnership and the tenant entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The Partnership listed the property for sale with a real estate broker in the Alpharetta area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       Subsequent to December 31, 2005, the Partnership purchased an Advance Auto Parts store in Harlingen, Texas for approximately $1,561,900. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of
14.4 years and annual rental payments of $111,210.

       Subsequent to December 31, 2005, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for approximately $1,214,800. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

Major Tenants

        During 2005, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 44% of total rental revenue in 2005. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2006 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.DESCRIPTION OF PROPERTIES. (Continued)

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The only exception is under the lease for the Advance Auto Parts store, the Company is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. The Partnership holds an undivided fee simple interest in the properties.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2005.

                          Total Property                Annual    Annual
                 Purchase  Acquisition                  Lease     Rent Per
Property           Date      Costs      Tenant          Payment   Sq. Ft.

Taco Cabana Restaurant                Texas Taco
 San Antonio, TX  3/16/92  $1,147,274 Cabana L.P.       $226,142  $83.14

Taco Cabana Restaurant
 Waco, TX                             Texas Taco
 (2.4058%)         5/1/92  $   19,721 Cabana L.P.       $  3,501  $52.69

Applebee's Restaurant                   Gourmet
 Crestwood, MO    4/14/93  $  803,418 Systems, Inc.     $143,744  $28.66

HomeTown Buffet Restaurant
 Tucson, AZ                            Summit Family
 (2.2074%)        6/16/93  $   28,418 Restaurants, Inc. $  4,878  $23.00

Applebee's Restaurant
 Temple Terrace, FL                   Casual Restaurant
 (9.0963%)        10/1/93  $   96,262  Concepts, Inc.   $ 18,260  $43.26

Champps Americana Restaurant             Champps
 Troy, MI                               Operating
 (.016%)           9/3/98  $      788  Corporation      $     93  $52.54


ITEM 2.DESCRIPTION OF PROPERTIES. (Continued)

                          Total Property                Annual    Annual
                 Purchase  Acquisition                  Lease     Rent Per
Property           Date      Costs      Tenant          Payment   Sq. Ft.

Tumbleweed Restaurant
 Chillicothe, OH
 (40%)           11/20/98  $  505,224  Tumbleweed, Inc. $ 58,521  $26.68

Marie Callender's Restaurant               Marie
 Henderson, NV                           Callender
 (2.5775%)        9/28/99  $   44,142  Pie Shops, Inc.  $  4,371  $28.19

Razzoo's Restaurant
 Austin, TX                              Razzoo's,
 (13%)            6/27/01  $  417,939      LP           $ 42,599  $33.44

Champps Americana Restaurant             Champps
 Utica, MI                              Operating
 (28%)            2/12/02  $  963,874  Corporation      $113,093  $47.05

Biaggi's Restaurant
 Ft. Wayne, IN                        Biaggi's Ristorante
 (50%)             7/3/03  $1,379,347   Italiano, LLC   $122,004  $25.81

Winn-Dixie Retail Store
 Panama City, FL                         Winn-Dixie
 (37%)            9/19/03  $1,712,829 Montgomery, Inc.  $138,380  $ 7.23

Johnny Carino's Restaurant
 Longview, TX                         Kona Restaurant
 (26.8591%)       11/5/03  $  633,809   Group, Inc.     $ 57,949  $35.35

Johnny Carino's Restaurant            Kona Restaurant
 Brownsville, TX 12/30/03  $2,322,610   Group, Inc.     $193,934  $31.46

Jared Jewelry Store
 Lakewood, CO                            Sterling
 (50%)             2/5/04  $2,017,603  Jewelers Inc.    $155,219  $50.86

Eckerd Drug Store
 Auburn, NY                               Eckerd
 (50%)            5/10/04  $2,287,291   Corporation     $184,753  $26.75



ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party. The remaining interests in the Razzoo's restaurant in Austin, Texas are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties. The remaining interest in the Biaggi's restaurant is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Winn-Dixie store are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. The remaining interests in the Jared Jewelry store and the Eckerd drug store are owned by AEI Real Estate Fund XVIII Limited Partnership. The remaining interests in the Marie Callender's restaurant, the HomeTown Buffet restaurant, the Champps Americana restaurant in Troy, Michigan, the Taco Cabana restaurant in Waco, Texas, the Applebee's restaurant in Temple Terrace, Florida and the Johnny Carino's restaurant in Longview, Texas are owned by unrelated third parties.

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

        At the time the properties were acquired, the remaining primary Lease term varied from 13 to 20 years. The Leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.

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

        Through December 31, 2005, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2005, there were 1,433 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $18,861 and $17,697 were made to the General Partners and $1,867,278 and $1,751,949 were made to the Limited Partners in 2005 and 2004, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $492,324 and $450,906 of proceeds from property sales in 2005 and 2004, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. Units tendered to the Partnership are redeemed on October 1st of each year subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the last three months of 2005, the Partnership did not purchase any Units.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For  the  years  ended December 31, 2005  and  2004,  the
Partnership recognized rental income from continuing operations of $1,401,264 and $1,299,327, respectively. In 2005, rental income  increased  due  to  additional  rent  received  from  two
property  acquisitions  in  2004  and  rent  increases   on   six
properties.

        For the years ended December 31, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $232,714 and $212,984, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,379 and $22,129, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $338,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At December 31, 2005, the book value of this property was $1,607,873.

        For the years ended December 31, 2005 and 2004, the Partnership recognized interest income of $50,660 and $38,083, respectively. In 2005, interest income increased due to higher money market interest rates.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2005, the Partnership recognized income from discontinued operations of $733,366, representing rental income less property management expenses and depreciation of $153,409 and gain on disposal of real estate of $579,957. For the year ended December 31, 2004, the Partnership recognized income from discontinued operations of $230,679, representing rental income less property management expenses and depreciation of $185,635 and gain on disposal of real estate of $45,044.

        On November 19, 2004, the Partnership sold its 3.3979% interest in the Applebee's restaurant in Aurora, Colorado to the tenant. The Partnership received net sale proceeds of $77,724, which resulted in a net gain of $45,044. The cost and related accumulated depreciation of the interest sold was $44,782 and $12,102, respectively.

        In July 2003, the tenant of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the tenant closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the tenant entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. Following an analysis of the tenant's business at this location and its financial condition, and its intent to no longer operate at this site, the Partnership determined that the best course of action was to negotiate a settlement with the tenant and take possession of the property. With possession of the property, the Partnership could move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Partnership listed the property for sale with a real estate broker in the Alpharetta area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During the fourth quarter of 2005, the Partnership sold 23.1409% of the Johnny Carino's restaurant in Longview, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $758,149, which resulted in a net gain of $237,562. The cost and related accumulated depreciation of the interests sold was $546,069 and $25,482, respectively.

        Subsequent to December 31, 2005, the Partnership sold its remaining 26.8591% interest in the Johnny Carino's restaurant in Longview, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $861,000, which resulted in a net gain of approximately $256,800. The cost and related accumulated depreciation of the interests sold was $633,809 and $29,576, respectively. At December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $604,233.

       In October 2005, the Partnership entered into an agreement to sell its interest in the Applebee's restaurant in Stow, Ohio to an unrelated third party. On November 15, 2005, the sale closed with the Partnership receiving net sale proceeds of $1,835,784, which resulted in a net gain of $310,235. At the time of sale, the cost and related accumulated depreciation was $1,575,755 and $50,206, respectively.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2005, the Partnership's cash balances increased $2,766,287 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2004, the Partnership's cash balances decreased $6,985,386 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $1,259,651 in 2004 to $1,395,328 in 2005 as the result of an increase in total rental and interest income in 2005 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses in 2005.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2004, the Partnership expended $5,890,760 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales in 2003. During the years ended December 31, 2005 and 2004, the Partnership generated cash flow from the sale of real estate of $3,026,093 and $77,724, respectively.

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

       Subsequent to December 31, 2005, the Partnership purchased an Advance Auto Parts store in Harlingen, Texas for approximately $1,561,900. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of
14.4 years and annual rental payments of $111,210.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Subsequent to December 31, 2005, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for approximately $1,214,800. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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

        For the years ended December 31, 2005 and 2004, the Partnership declared distributions of $1,886,139 and $1,769,646, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,867,278 and $1,751,949 and the General Partners received distributions of $18,861 and $17,697 for the periods, respectively. In December 2004, the Partnership declared a special distribution of $313,131 of net sales proceeds. In December 2005, the Partnership declared a special distribution of $419,192 of net sales proceeds, which resulted in a higher distributions in 2005 and a higher distribution payable at December 31, 2005.

       During 2005 and 2004, the Partnership distributed $497,297 and $455,461 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $24.27 and $22.20 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During 2005, the Partnership did not redeem any Units from the Limited Partners. Duing 2004, seven Limited Partners redeemed a total of 69.5 Partnership Units for $27,153 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 70 Limited Partners redeemed 796.64 Partnership Units for $530,473. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $274 in 2004.

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





   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2005 and 2004

Statements for the Years Ended December 31, 2005 and 2004:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements







     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2005 and 2004, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                        /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants

Minneapolis, Minnesota
January 27, 2006

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                   2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 3,845,555   $ 1,079,268
  Receivables                                         2,232        14,351
  Note Receivable                                         0       124,829
                                                 -----------   -----------
      Total Current Assets                        3,847,787     1,218,448
                                                 -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            5,139,711     6,065,131
  Buildings and Equipment                         8,607,029    10,437,242
  Accumulated Depreciation                       (1,254,001)   (1,023,042)
                                                 -----------   -----------
                                                 12,492,739    15,479,331
  Real Estate Held for Sale                         604,233       400,000
                                                 -----------   -----------
      Net Investments in Real Estate             13,096,972    15,879,331
                                                 -----------   -----------
           Total  Assets                        $16,944,759   $17,097,779
                                                 ===========   ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    34,857   $    40,491
  Distributions Payable                             772,803       666,627
                                                 -----------   -----------
      Total Current Liabilities                     807,660       707,118
                                                 -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                   25,313        27,848
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,286  Units outstanding in 2005 and 2004    16,111,786    16,362,813
                                                 -----------   -----------
      Total Partners' Capital                    16,137,099    16,390,661
                                                 -----------   -----------
        Total Liabilities and Partners' Capital $16,944,759   $17,097,779
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                      2005          2004

RENTAL INCOME                                     $ 1,401,264   $ 1,299,327

EXPENSES:
  Partnership Administration - Affiliates             232,714       212,984
  Partnership Administration and Property
     Management - Unrelated Parties                    32,379        22,129
  Depreciation                                        287,620       265,949
                                                   -----------   -----------
      Total Expenses                                  552,713       501,062
                                                   -----------   -----------

OPERATING INCOME                                      848,551       798,265

OTHER INCOME:
  Interest Income                                      50,660        38,083
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     899,211       836,348

Income from Discontinued Operations                   733,366       230,679
                                                   -----------   -----------
NET INCOME                                        $ 1,632,577   $ 1,067,027
                                                   ===========   ===========
NET INCOME ALLOCATED:
  General Partners                                $    16,326   $    10,670
  Limited Partners                                  1,616,251     1,056,357
                                                   -----------   -----------
                                                  $ 1,632,577   $ 1,067,027
                                                   ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $     43.88   $     40.71
  Discontinued Operations                               35.79         11.23
                                                   -----------   -----------
      Total                                       $     79.67   $     51.94
                                                   ===========   ===========
Weighted Average Units Outstanding                     20,286        20,338
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                       2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 1,632,577   $ 1,067,027

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      336,223       319,629
     Gain on Sale of Real Estate                      (579,957)      (45,044)
     (Increase) Decrease in Receivables                 12,119       (12,131)
     Decrease in Payable to
        AEI Fund Management, Inc.                       (5,634)      (69,830)
                                                    -----------   -----------
       Total Adjustments                              (237,249)      192,624
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                      1,395,328     1,259,651
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                 0    (5,890,760)
  Proceeds from Sale of Real Estate                  3,026,093        77,724
  Payments Received on Notes Receivable                124,829         3,038
                                                    -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                      3,150,922    (5,809,998)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable        106,176      (637,966)
   Distributions to Partners                        (1,886,139)   (1,769,646)
   Redemption Payments                                       0       (27,427)
                                                    -----------   -----------
       Net Cash Used For
         Financing Activities                       (1,779,963)   (2,435,039)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              2,766,287    (6,985,386)

CASH AND CASH EQUIVALENTS, beginning of period       1,079,268     8,064,654
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 3,845,555   $ 1,079,268
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

     AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                               Partnership
                             General   Limited                    Units
                             Partners  Partners      Total     Outstanding


BALANCE, December 31, 2003 $ 35,149   $17,085,558  $17,120,707   20,355.29

  Distributions             (17,697)   (1,751,949)  (1,769,646)

  Redemption Payments          (274)      (27,153)     (27,427)     (69.50)

  Net Income                 10,670     1,056,357    1,067,027
                            --------   -----------  ----------- -----------
BALANCE, December 31, 2004   27,848    16,362,813   16,390,661   20,285.79

  Distributions             (18,861)   (1,867,278)  (1,886,139)

  Net Income                 16,326     1,616,251    1,632,577
                            --------   -----------  ----------- -----------
BALANCE, December 31, 2005 $ 25,313   $16,111,786  $16,137,099   20,285.79
                            ========   ===========  =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

      AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     The terms of the Partnership offering called for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on May 31, 1991 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The offering terminated February 5, 1993 when the extended offering period expired. The Partnership received subscriptions for 21,151.928 Limited Partnership Units. Under the terms of the Limited Partnership Agreement, the Limited Partners and General
     Partners contributed funds of $21,151,928, and $1,000, respectively.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2005 and 2004.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2005  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2004   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, and an unrelated third party. The Partnership owns a 13% interest in a Razzoo's restaurant in Austin, Texas. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owns a 28% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership, and unrelated third parties. AEI Real Estate Fund XVII Limited Partnership owned a 28% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2004 and 2005. The Partnership owns a 50% interest in a Biaggi's restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The Partnership owns a 37% interest in a Winn-Dixie store. The remaining interests in this property are owned by AEI Income & Growth Fund XXI
     Limited Partnership, an affiliate of the Partnership, and unrelated third parties. As of December 31, 2005, the Partnership owns a 26.8591% interest in a Johnny Carino's restaurant in Longview, Texas. The remaining interests in this property are owned by unrelated third parties. AEI
     Real Estate Fund XVII Limited Partnership owned a 50% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2005. The Partnership owns a 50% interest in a Jared Jewelry store and a 50% interest in an Eckerd drug store. The remaining interests in these properties are owned by AEI Real Estate Fund XVIII Limited Partnership.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions - (Continued)

     The Partnership owned a 16% interest in a Razzoo's restaurant in Alpharetta, Georgia. The remaining interests in this property were owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owned a 50% interest in an Applebee's restaurant in Stow, Ohio. The remaining interest in this property was owned by AEI Real Estate Fund XVIII Limited Partnership.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                 2005          2004
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 232,714      $ 212,984
                                                ========       ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                        $  36,131      $  25,422
                                                ========       ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the sellers and/or tenants in the amount of
  $2,948 for 2004.                             $       0      $ 107,887
                                                ========       ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $  81,234      $      64
                                                ========       ========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions - (Continued)

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The only exception is under the lease for the Advance Auto Parts store, the Company is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. At the time the properties were acquired, the remaining primary Lease term varied from 13 to 20 years. The Leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     Certain tenants have been granted options to purchase the property at a formula price. In many of the leases, the option price is stated to be the greater of the price determined by the stated formula or the fair market value of the property as agreed upon by the parties or determined based on appraisals. In general, the formula price is determined in one of two ways. Under the first, the option price is the original purchase price of the property increased by a specified percentage per year, compounded annually. Under the second, the option price is determined by dividing the annual rent at the time the purchase option is exercised by a percentage. Based on the scheduled annual rent under the lease, the resulting option price would always be greater than the original purchase price. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The Champps Americana restaurant in Troy, Michigan and the Tumbleweed restaurant were constructed and acquired in 1998. The Marie Callender's restaurant was constructed in 1998 and acquired in 1999. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The Biaggi's restaurant was constructed in 2001 and acquired in 2003. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Johnny Carino's restaurant in Longview, Texas was constructed in 1999 and acquired in 2003. The Johnny Carino's restaurant in Brownsville, Texas was constructed and acquired in 2003. The Jared Jewelry store was constructed in 2003 and acquired in 2004. The Eckerd drug store was constructed and acquired in 2004. The remaining properties were constructed and acquired in either 1992 or 1993. There have been no costs capitalized as improvements subsequent to the acquisitions. The tenant of the Applebee's restaurant in Crestwood, Missouri has entered into a separate agreement with an unrelated third party to lease the land on which the building is situated.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2005  are   as
     follows:
                                           Buildings and          Accumulated
   Property                         Land     Equipment     Total  Depreciation

Taco Cabana, San Antonio, TX   $   598,533  $  548,741  $ 1,147,274 $  258,279
Taco Cabana, Waco, TX                7,788      11,933       19,721      5,532
Applebee's, Crestwood, MO                0     803,418      803,418    353,430
HomeTown Buffet, Tucson, AZ         15,314      13,104       28,418      5,479
Applebee's, Temple Terrace, FL      44,568      51,694       96,262     22,845
Champps Americana, Troy, MI            256         532          788        133
Tumbleweed, Chillicothe, OH        206,725     298,499      505,224     75,833
Marie Callender's, Henderson, NV    18,209      25,933       44,142      5,401
Razzoo's, Austin, TX               175,141     242,798      417,939     37,930
Champps Americana, Utica, MI       346,554     617,320      963,874     83,312
Biaggi's, Ft. Wayne, IN            503,205     876,142    1,379,347     73,012
Winn-Dixie, Panama City, FL        338,850   1,373,979    1,712,829    104,956
Johnny Carino's, Brownsville, TX 1,035,895   1,286,715    2,322,610     85,782
Jared Jewelry, Lakewood, CO        933,756   1,083,847    2,017,603     67,740
Eckerd, Auburn, NY                 914,917   1,372,374    2,287,291     74,337
                                -----------  ----------  ----------- ---------
                               $ 5,139,711  $8,607,029  $13,746,740 $1,254,001
                                ===========  ==========  =========== =========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

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

     Subsequent to December 31, 2005, the Partnership purchased an Advance Auto Parts store in Harlingen, Texas for approximately $1,561,900. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.4 years and annual rental payments of $111,210.

     Subsequent to December 31, 2005, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for approximately $1,214,800. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $338,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At December 31, 2005, the book value of this property was $1,607,873.

     The Partnership owns a 2.4058% interest in a Taco Cabana restaurant in Waco, Texas, a 2.2074% interest in a HomeTown Buffet restaurant, a 9.0963% interest in an Applebee's restaurant in Temple Terrace, Florida, a .016% interest in a Champps restaurant in Troy, Michigan and a 2.5775% interest in a Marie Callender's restaurant. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2005, the minimum future rent payments required by the leases are as follows:

                       2006           $ 1,471,701
                       2007             1,313,706
                       2008             1,284,306
                       2009             1,294,795
                       2010             1,305,444
                       Thereafter      10,563,939
                                       -----------
                                      $17,233,891
                                       ===========

     There were no contingent rents recognized in 2005 and 2004.

(5)  Note Receivable -

     On July 11, 2003, as part of the sale of the Denny's restaurant in Apple Valley, California, the Partnership received a Promissory Note in the amount of $128,750 from the tenant, who purchased the property. The Note required monthly payments of $1,077, bore interest at an 8% rate and was secured by the land, building and equipment. On August 3, 2005, the Partnership received the outstanding principal and accrued interest due on the Note. As of December 31,
     2004,  the  outstanding  principal  due  on  the  Note   was
     $124,829.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

             Tenants               Industry        2005       2004

     Kona Restaurant Group, Inc.  Restaurant    $ 293,554  $ 297,852
     Texas Taco Cabana L.P.       Restaurant      227,692    216,981
     Eckerd Corporation           Retail          184,753        N/A
                                                 ---------  ---------
     Aggregate rent revenue of major tenants    $ 705,999  $ 514,833
                                                 =========  =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                44%        33%
                                                 =========  =========

(7) Discontinued Operations -

     On November 19, 2004, the Partnership sold its 3.3979% interest in the Applebee's restaurant in Aurora, Colorado to the tenant. The Partnership received net sale proceeds of $77,724, which resulted in a net gain of $45,044. The cost and related accumulated depreciation of the interest sold was $44,782 and $12,102, respectively.

     In July 2003, the tenant of the Razzoo's restaurant in Alpharetta, Georgia notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the tenant closed the restaurant and said that it no longer intended to operate a restaurant at the site. The Partnership and the tenant entered into an agreement, effective November 1, 2004, to terminate the lease and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The Partnership listed the property for sale with a real estate broker in the Alpharetta area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(7) Discontinued Operations - (Continued)

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

     During the fourth quarter of 2005, the Partnership sold 23.1409% of the Johnny Carino's restaurant in Longview, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $758,149, which resulted in a net gain of $237,562. The cost and related accumulated depreciation of the interests sold was $546,069 and $25,482, respectively.

     Subsequent to December 31, 2005, the Partnership sold its remaining 26.8591% interest in the Johnny Carino's restaurant in Longview, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $861,000, which resulted in a net gain of approximately $256,800. The cost and related accumulated depreciation of the interests sold was $633,809 and $29,576, respectively. At December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $604,233.

     On April 30, 2004, the Partnership purchased a 50% interest in an Applebee's restaurant in Stow, Ohio for $1,575,755. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $120,043.

     In October 2005, the Partnership entered into an agreement to sell its interest in the Applebee's restaurant in Stow, Ohio to an unrelated third party. On November 15, 2005, the sale closed with the Partnership receiving net sale proceeds of $1,835,784, which resulted in a net gain of $310,235. At the time of sale, the cost and related accumulated depreciation was $1,575,755 and $50,206, respectively.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(7) Discontinued Operations - (Continued)

     During 2005 and 2004, the Partnership distributed $497,297 and $455,461 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $24.27 and $22.20 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                  2005       2004

     Rental Income                            $ 205,764   $ 242,608
     Property Management Expenses                (3,752)     (3,293)
     Depreciation                               (48,603)    (53,680)
     Gain on Disposal of Real Estate            579,957      45,044
                                               ---------   ---------
          Income from Discontinued Operations $ 733,366   $ 230,679
                                               =========   =========

(8)  Partners' Capital -

     Cash distributions of $18,861 and $17,697 were made to the General Partners and $1,867,278 and $1,751,949 were made to the Limited Partners for the years ended December 31, 2005 and 2004, respectively. The Limited Partners' distributions represent $92.05 and $86.14 per Limited Partnership Unit outstanding using 20,286 and 20,338 weighted average Units in 2005 and 2004, respectively. The distributions represent $79.67 and $50.60 per Unit of Net Income and $12.38 and
     $35.54 per Unit of return of capital in 2005 and 2004, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $492,324 and $450,906 of proceeds from property sales in 2005 and 2004, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(8)  Partners' Capital - (Continued)

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

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $839.89 per original $1,000 invested.

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                       2005       2004

     Net Income for Financial Reporting Purposes  $ 1,632,577   $ 1,067,027

     Depreciation for Tax Purposes Under
       Depreciation for Financial Reporting Purposes   46,058        32,031

     Gain on Sale of Real Estate for Tax Purposes
       Under Gain for Financial Reporting Purposes   (158,283)         (544)
                                                   -----------   -----------
           Taxable Income to Partners             $ 1,520,352   $ 1,098,514
                                                   ===========   ===========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(9)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                            2005       2004

     Partners'Capital for Financial Reporting Purposes $16,137,099 $16,390,661

     Adjusted Tax Basis of Investments in Real Estate
         Over Net Investments in Real Estate
         for Financial Reporting Purposes                   97,383     209,608

     Syndication Costs Treated as Reduction
          of  Capital For Financial Reporting Purposes   3,012,278   3,012,279
                                                        ----------  ----------
         Partners' Capital for Tax Reporting Purposes  $19,246,760 $19,612,548
                                                        ==========  ==========

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                         2005                  2004
                                Carrying       Fair    Carrying      Fair
                                 Amount       Value     Amount       Value

     Money Market Funds     $3,845,555   $3,845,555  $1,079,268  $1,079,268
                             ----------   ----------  ----------  ----------
       Total Cash and
          Cash Equivalents  $3,845,555   $3,845,555  $1,079,268  $1,079,268
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

ITEM 8B. OTHER INFORMATION.

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

        Robert P. Johnson, age 61, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December 2006. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eleven limited partnerships and a managing member in four LLCs.

        Patrick W. Keene, age 46, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2006. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2005. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2005 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2006:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2005 and 2004.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2005, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2005.

  Person or Entity                                  Amount Incurred From
     Receiving                Form and Method   Inception (September 14, 1990)
   Compensation               of Compensation       To December 31, 2005

AEI Securities, Inc. Selling Commissions equal to 7%       $2,115,193
                     of proceeds plus a 3% nonaccountable
                     expense allowance, most of which was
                     reallowed to Participating Dealers.

General Partners and Reimbursement at Cost for other       $  903,786
Affiliates           Organization and Offering Costs.

General Partners and Reimbursement at Cost for all         $  738,960
Affiliates           Acquisition Expenses

General Partners and Reimbursement at Cost for all         $3,511,300
Affiliates           Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties and all other transfer
                     agency, reporting, partner relations
                     and other administrative functions.

General Partners and Reimbursement at Cost for all         $  994,305
Affiliates           expenses related to the disposition
                     of the Fund's properties.

General Partners     1% of Net Cash Flow in any fiscal     $  220,231
                     year until the Limited Partners have
                     received annual, non-cumulative
                     distributions of Net Cash Flow  equal
                     to 10% of their Adjusted Capital
                     Contributions and 10% of any remaining
                     Net Cash Flow in such fiscal year.

General Partners     1% of distributions of Net Proceeds   $   41,556
                     of Sale until Limited Partners have
                     received an amount equal to (a) their
                     Adjusted Capital Contributions,  plus
                     (b) an amount equal to 12% of their
                     Adjusted Capital Contributions per
                     annum, cumulative but not compounded,
                     to  the  extent  not   previously
                     distributed.  10% of distributions of
                     Net Proceeds of Sale thereafter.


                             PART IV

ITEM 13.  EXHIBITS.

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

ITEM 13.  EXHIBITS.  (Continued)

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

    10.15 Assignment and Assumption of Lease dated July 3, 2003, between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and NMA Fort Wayne, LLC relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed August 8, 2003).

    10.16 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24, LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 11, 2003).

    10.17 Net Lease Agreement dated November 5, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 411 B East Loop 281, Longview, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 11, 2003).

    10.18 Net Lease Agreement dated December 30, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 2600 Highway 77/83, North
    Brownsville,  Texas  (incorporated by  reference  to  Exhibit
    10.2 of Form 8-K filed January 2, 2004).

    10.19 Assignment and Assumption of Lease dated February 5, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Translakewood, LLC relating to the Property at 14145 West Colfax Avenue, Lakewood, Colorado (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2004).

    10.20 Assignment of Purchase Agreement dated April 22, 2004 between the Partnership and AEI Fund Management, Inc.
    relating to the Property at 4296 Kent Road, Stow, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 11, 2004).

    10.21 Assignment and Assumption of Lease dated April 30, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and PRECO II CRIC LLC relating to the Property at 4296 Kent Road, Stow, Ohio (incorporated by reference to
    Exhibit 10.2 of Form 10-QSB filed May 11, 2004).

    10.22 Assignment and Assumption of Lease dated May 10, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Grant Ave. & Standard Ave. Development, LLC relating to the Property at 157 Grant Avenue, Auburn, New York (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 14, 2004).

ITEM 13.  EXHIBITS.  (Continued)

    10.23 Commercial Purchase and Sale Agreement dated December 16, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI
    Private Net Lease Millennium Fund Limited Partnership and Action Outdoor Advertising Inc. relating to the Property at 5970 North Point Parkway, Alpharetta, Georgia (incorporated by reference to Exhibit 10.31 of Form 10-KSB filed March 18,
    2005).

    10.24 Purchase Agreement dated October 19, 2005 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and KOE LLC relating to the Property at 4296 Kent Road, Stow, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 4, 2005).

    10.25 Assignment of  Commercial Purchase  and  Sale  Contract
    dated  January 16, 2006 between the Partnership and AEI  Fund
    Management,  Inc. relating to the Property at  621  South  77
    Sunshine Strip, Harlingen, Texas.

    10.26 Assignment and Assumption of Lease dated  February  17,
    2006  between  the  Partnership and  Meyer-Lamph  Development
    Group,  LTD.  relating  to  the  Property  at  621  South  77
    Sunshine Strip, Harlingen, Texas.

    10.27 Assignment and Assumption of Purchase and Sale Agreement dated March 2, 2006 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, Inc. relating to the Property at 1740 Belt Line Road, Mesquite, Texas.

    10.28 Assignment of Lease dated March 10,  2006  between  the
    Partnership,  AEI Net Lease Income & Growth Fund  XX  Limited
    Partnership and VR Partners I, L.P. relating to the Property at 1740 Belt Line Road, Mesquite, Texas.

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

    32      Certification  of Chief Executive Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2005 and 2004:

     Fee Category                             2005       2004

     Audit Fees                           $ 12,750   $ 11,995
     Audit-Related Fees                        218        625
     Tax Fees                                    0          0
     All Other Fees                              0          0
                                           --------   -------
          Total Fees                      $  12,968  $ 12,620
                                           ========   =======

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


                            AEI NET LEASE INCOME & GROWTH FUND XIX
                            Limited Partnership
                            By:  AEI Fund Management XIX, Inc.
                               Its Managing General Partner


March 17, 2006              By: /s/ Robert P Johnson
                                    Robert P.Johnson, President and Director
                                    (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                       Title                          Date


/s/Robert P Johnson  President (Principal Executive Officer)  March 17, 2006
   Robert P.Johnson  and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer and Treasurer    March 17, 2006
   Patrick W.Keene   (Principal Accounting Officer)