Form 10QSB
period 2006-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2006-05-12
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2006

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2006 and December 31, 2005

         Statements for the Periods ended March 31, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS
                                                   2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,439,655   $ 3,845,555
  Receivables                                        2,232         2,232
                                                -----------   -----------
      Total Current Assets                       1,441,887     3,847,787
                                                -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           5,776,912     5,139,711
  Buildings and Equipment                       10,379,115     8,607,029
  Accumulated Depreciation                      (1,291,757)   (1,254,001)
                                                -----------   -----------
                                                14,864,270    12,492,739
  Real Estate Held for Sale                        234,000       604,233
                                                -----------   -----------
      Net Investments in Real Estate            15,098,270    13,096,972
                                                -----------   -----------
           Total  Assets                       $16,540,157   $16,944,759
                                                ===========   ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     8,894   $    34,857
  Distributions Payable                            510,175       772,803
  Unearned Rent                                     32,140             0
                                                -----------   -----------
      Total Current Liabilities                    551,209       807,660
                                                -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                  22,393        25,313
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,286 Units outstanding                     15,966,555    16,111,786
                                                -----------   -----------
    Total Partners' Capital                     15,988,948    16,137,099
                                                -----------   -----------
     Total Liabilities and Partners' Capital   $16,540,157   $16,944,759
                                                ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2006          2005

RENTAL INCOME                                  $   360,123    $   336,254

EXPENSES:
   Partnership Administration - Affiliates          54,233         55,667
   Partnership Administration and Property
      Management - Unrelated Parties                10,853         10,737
      Depreciation                                  75,686         69,798
                                                -----------    -----------
        Total Expenses                             140,772        136,202
                                                -----------    -----------

OPERATING INCOME                                   219,351        200,052

OTHER INCOME:
  Interest Income                                   27,154          6,693
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  246,505        206,745

Income from Discontinued Operations                128,646         79,704
                                                -----------    -----------
NET INCOME                                     $   375,151    $   286,449
                                                ===========    ===========
NET INCOME ALLOCATED:
   General Partners                            $     2,313    $     2,865
   Limited Partners                                372,838        283,584
                                                -----------    -----------
                                               $   375,151    $   286,449
                                                ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $     12.03    $     10.09
  Discontinued Operations                             6.35           3.89
                                                -----------    -----------
      Total                                    $     18.38    $     13.98
                                                ===========    ===========
Weighted Average Units Outstanding                  20,286         20,286
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   375,151   $   286,449

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       77,793        88,106
     Real Estate Impairment                            143,902             0
     Gain on Sale of Real Estate                      (256,370)      (32,160)
     Decrease in Receivables                                 0             6
     Decrease in Payable to
        AEI Fund Management, Inc.                      (25,963)       (4,775)
     Increase in Unearned Rent                          32,140        33,250
                                                    -----------   -----------
        Total Adjustments                              (28,498)       84,427
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       346,653       370,876
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                      (2,827,226)            0
    Proceeds from Sale of Real Estate                  860,603       432,160
    Payments Received on Note Receivable                     0           739
                                                    -----------   -----------
        Net Cash Provided By (Used For)
          Investing Activities                      (1,966,623)      432,899
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (262,628)     (313,256)
   Distributions to Partners                          (523,302)     (366,736)
                                                    -----------   -----------
        Net Cash Used For
            Financing Activities                      (785,930)     (679,992)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (2,405,900)      123,783

CASH AND CASH EQUIVALENTS, beginning of period       3,845,555     1,079,268
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,439,655   $ 1,203,051
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                 Limited
                                                               Partnership
                             General    Limited                   Units
                             Partners   Partners     Total     Outstanding


BALANCE, December 31, 2004 $ 27,848   $16,362,813  $16,390,661   20,285.79

  Distributions              (3,667)     (363,069)    (366,736)

  Net Income                  2,865       283,584      286,449
                            --------   -----------  -----------  ----------
BALANCE, March 31, 2005    $ 27,046   $16,283,328  $16,310,374   20,285.79
                            ========   ===========  ===========  ==========


BALANCE, December 31, 2005 $ 25,313   $16,111,786  $16,137,099   20,285.79

  Distributions              (5,233)     (518,069)    (523,302)

  Net Income                  2,313       372,838      375,151
                            --------   -----------  -----------  ----------
BALANCE, March 31, 2006    $ 22,393   $15,966,555  $15,988,948   20,285.79
                            ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2006

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2006 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On February 17, 2006, the Partnership purchased an Advance Auto Parts store in Harlingen, Texas for $1,598,867. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.4 years and annual rental payments of $111,210.

     On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,228,359. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

     In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At March 31, 2006, the book value of this property was $1,596,423.

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations -

     In July 2003, the tenant of the Razzoo's restaurants in Alpharetta, Georgia and Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the tenant closed the restaurant in Alpharetta and said that it no longer intended to operate a restaurant at the site. The Partnership and the tenant entered into an agreement, effective November 1, 2004, to terminate the lease for the property in Alpharetta and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The Partnership listed the property for sale with a real estate broker in the Alpharetta area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

     Based on an analysis of market conditions in the area, the Partnership determined the property in Alpharetta was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment.

     In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Partnership receiving net sale proceeds of $432,160, which resulted in a net gain of $32,160.

     In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease for the property in Austin, Texas to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $338,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. During this time, the tenant continued to pay rent and complied with the lease obligations.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     Subsequent to March 31, 2006, the tenant exercised its option to terminate the lease for the property in Austin, Texas, effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $43,025 prior to that date. The Partnership is actively marketing the property for sale and is in the process of listing it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $143,902 was recognized, which was the difference between the book value at March 31, 2006 of $377,902 and the estimated fair value of $234,000. The charge was recorded against the cost of the land, building and equipment.

     During the fourth quarter of 2005, the Partnership sold 23.1409% of the Johnny Carino's restaurant in Longview, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $758,149, which resulted in a net gain of $237,562. The cost and related accumulated depreciation of the interests sold was $546,069 and $25,482, respectively.

     During the first quarter of 2006, the Partnership sold its remaining 26.8591% interest in the Johnny Carino's restaurant in Longview, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $860,603, which resulted in a net gain of $256,370. The cost and related accumulated depreciation of the interests sold was $633,809 and $29,576, respectively. At December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $604,233.

     In October 2005, the Partnership entered into an agreement to sell its 50% interest in the Applebee's restaurant in Stow, Ohio to an unrelated third party. On November 15,
     2005, the sale closed with the Partnership receiving net sale proceeds of $1,835,784, which resulted in a net gain of $310,235. At the time of sale, the cost and related accumulated depreciation was $1,575,755 and $50,206, respectively.

     During the first three months of 2006 and 2005, the Partnership distributed $182,826 and $24,341 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $8.92 and $1.19 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                     2006       2005

     Rental Income                                $  18,345   $ 67,257
     Property Management Expenses                       (60)    (1,405)
     Depreciation                                    (2,107)   (18,308)
     Real Estate Impairment                        (143,902)         0
     Gain on Disposal of Real Estate                256,370     32,160
                                                   ---------   --------
          Income from Discontinued Operations     $ 128,646   $ 79,704
                                                   =========   ========

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

Results of Operations

        For the three months ended March 31, 2006 and 2005, the Partnership recognized rental income from continuing operations of $360,123 and $336,254, respectively. In 2006, rental income increased due to additional rent received from two property acquisitions in 2006 and rent increases on five properties.

        For the three months ended March 31, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $54,233 and $55,667, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,853 and $10,737, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. If the Lease is affirmed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At March 31, 2006, the book value of this property was $1,596,423.

        For the three months ended March 31, 2006 and 2005, the Partnership recognized interest income of $27,154 and $6,693, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2006, the Partnership recognized income from discontinued operations of $128,646, representing rental income less property management expenses and depreciation of $16,178 and gain on disposal of real estate of $256,370, which were partially offset by a real estate impairment loss of $143,902. For the three months ended March 31, 2005, the Partnership recognized income from discontinued operations of $79,704, representing rental income less property management expenses and depreciation of $47,544 and gain on disposal of real estate of $32,160.

        In July 2003, the tenant of the Razzoo's restaurants in Alpharetta, Georgia and Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the tenant closed the restaurant in Alpharetta and said that it no longer intended to operate a restaurant at the site. The Partnership and the tenant entered into an agreement, effective November 1, 2004, to terminate the lease for the property in Alpharetta and return possession of the property to the Partnership. Rents were current through the date of termination. As part of the agreement, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. Following an analysis of the tenant's business at this location and its financial condition, and its intent to no longer operate at this site, the Partnership determined that the best course of action was to negotiate a settlement with the tenant and take possession of the property. With possession of the property, the Partnership could move forward with selling the property and reinvesting the proceeds from the sale in replacement income-producing property. The Partnership listed the property for sale with a real estate broker in the Alpharetta area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Based on an analysis of market conditions in the area, the Partnership determined the property in Alpharetta was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the fourth quarter of 2003, a charge to discontinued operations for real estate impairment of $169,320 was recognized, which was the difference between the book value at December 31, 2003 of $569,320 and the estimated fair value of $400,000. The charge was recorded against the cost of the land, building and equipment.

         In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Partnership receiving net sale proceeds of $432,160, which resulted in a net gain of $32,160.

        In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease for the property in Austin, Texas to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $338,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. During this time, the tenant continued to pay rent and complied with the lease obligations.

        Subsequent to March 31, 2006, the tenant exercised its option to terminate the lease for the property in Austin, Texas, effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $43,025 prior to that date. The Partnership is actively marketing the property for sale and is in the process of listing it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $143,902 was recognized, which was the difference between the book value at March 31, 2006 of $377,902 and the estimated fair value of $234,000. The charge was recorded against the cost of the land, building and equipment.

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

       During the first quarter of 2006, the Partnership sold its remaining 26.8591% interest in the Johnny Carino's restaurant in Longview, Texas, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $860,603, which resulted in a net gain of $256,370. The cost and related accumulated depreciation of the interests sold was $633,809 and $29,576, respectively. At December 31, 2005, the property was classified as Real Estate Held for Sale with a book value of $604,233.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       In October 2005, the Partnership entered into an agreement to sell its 50% interest in the Applebee's restaurant in Stow, Ohio to an unrelated third party. On November 15, 2005, the sale closed with the Partnership receiving net sale proceeds of $1,835,784, which resulted in a net gain of $310,235. At the time of sale, the cost and related accumulated depreciation was $1,575,755 and $50,206, respectively.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2006, the Partnership's cash balances decreased $2,405,900 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the three months ended March 31, 2005, the Partnership's cash balances increased $123,783 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $370,876 in 2005 to $346,653 in 2006 as the result of a decrease in total rental and interest income in 2006 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2006.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2006 and 2005, the Partnership generated cash flow from the sale of real estate of $860,603 and $432,160, respectively. During the three months ended March 31, 2006, the Partnership expended $2,827,226 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

       On February 17, 2006, the Partnership purchased an Advance Auto Parts store in Harlingen, Texas for $1,598,867. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.4 years and annual rental payments of $111,210.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,228,359. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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

        For the three months ended March 31, 2006 and 2005, the Partnership declared distributions of $523,302 and $366,736, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $518,069 and $363,069 and the General Partners received distributions of $5,233 and $3,667 for the periods, respectively. In December 2005, the Partnership declared a special distribution of $419,192 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2005. In March 2006, the Partnership declared a special distribution of $156,566 of net sale proceeds, which resulted in higher distributions for the first three months of 2006, when compared to the first three months of 2005.

        During the first three months of 2006 and 2005, the Partnership distributed $182,826 and $24,341 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $8.92 and $1.19 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During 2005, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 77 Limited Partners redeemed 866.14 Partnership Units for $557,626 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


Dated:  May 5, 2006           AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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