Form 10QSB
period 2006-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2006-08-14
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2006 and December 31, 2005

         Statements for the Periods ended June 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS
                                                    2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,294,256    $ 3,845,555
  Receivables                                         2,232          2,232
                                                 -----------    -----------
      Total Current Assets                          1,296,488      3,847,787
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            4,843,330      5,139,711
  Buildings and Equipment                         9,295,708      8,607,029
  Accumulated Depreciation                       (1,292,545)    (1,254,001)
                                                 -----------    -----------
                                                 12,846,493     12,492,739
  Real Estate Held for Sale                       2,165,799        604,233
                                                 -----------    -----------
      Net Investments in Real Estate             15,012,292     13,096,972
                                                 -----------    -----------
           Total  Assets                        $16,308,780    $16,944,759
                                                 ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    11,652    $    34,857
  Distributions Payable                             666,738        772,803
  Unearned Rent                                      54,010              0
                                                 -----------    -----------
      Total Current Liabilities                     732,400        807,660
                                                 -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   18,267         25,313
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,286 Units outstanding                      15,558,113     16,111,786
                                                 -----------    -----------
      Total Partners' Capital                    15,576,380     16,137,099
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $16,308,780    $16,944,759
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                               Three Months Ended      Six Months Ended
                              6/30/06      6/30/05    6/30/06    6/30/05

RENTAL INCOME               $ 355,375   $ 301,483   $ 676,693   $ 598,932

EXPENSES:
   Partnership Administration -
     Affiliates                52,755      60,880     106,988     116,547
   Partnership Administration
     and Property Management -
     Unrelated Parties         11,403       9,934      22,246      20,641
   Depreciation                77,560      60,766     144,214     121,532
                             ---------   ---------   ---------   ---------
        Total Expenses        141,718     131,580     273,448     258,720
                             ---------   ---------   ---------   ---------

OPERATING INCOME              213,657     169,903     403,245     340,212

OTHER INCOME:
   Interest Income             13,474      10,080      40,628      16,773
                             ---------   ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                 227,131     179,983     443,873     356,985

Income from Discontinued
  Operations                   40,166      75,701     198,575     185,148
                             ---------   ---------   ---------   ---------
NET INCOME                  $ 267,297   $ 255,684   $ 642,448   $ 542,133
                             =========   =========   =========   =========
NET INCOME ALLOCATED:
   General Partners         $   2,673   $   2,556   $   4,986   $   5,421
   Limited Partners           264,624     253,128     637,462     536,712
                             ---------   ---------   ---------   ---------
                            $ 267,297   $ 255,684   $ 642,448   $ 542,133
                             =========   =========   =========   =========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $   11.08   $    8.78   $   21.66   $   17.42
   Discontinued Operations       1.96        3.70        9.76        9.04
                             ---------   ---------   ---------   ---------
        Total               $   13.04   $   12.48   $   31.42   $   26.46
                             =========   =========   =========   =========
Weighted Average Units
  Outstanding                  20,286      20,286      20,286      20,286
                             =========   =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2006           2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   642,448    $   542,133

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     164,385        176,212
     Real Estate Impairment                           143,902              0
     Gain on Sale of Real Estate                     (256,370)       (32,160)
     Decrease in Receivables                                0         13,529
     Decrease in Payable to
        AEI Fund Management, Inc.                     (23,205)       (18,751)
     Increase in Unearned Rent                         54,010         57,180
                                                   -----------    -----------
        Total Adjustments                              82,722        196,010
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                       725,170        738,143
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (2,827,840)             0
   Proceeds from Sale of Real Estate                  860,603        432,160
   Payments Received on Note Receivable                     0          1,493
                                                   -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                    (1,967,237)       433,653
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (106,065)      (313,017)
   Distributions to Partners                       (1,203,167)      (733,473)
                                                   -----------    -----------
        Net Cash Used For
          Financing Activities                     (1,309,232)    (1,046,490)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             (2,551,299)       125,306

CASH AND CASH EQUIVALENTS, beginning of period      3,845,555      1,079,268
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,294,256    $ 1,204,574
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2004  $ 27,848   $16,362,813  $16,390,661    20,285.79

  Distributions               (7,334)     (726,139)    (733,473)

  Net Income                   5,421       536,712      542,133
                             --------   -----------  -----------  -----------
BALANCE, June 30, 2005      $ 25,935   $16,173,386  $16,199,321    20,285.79
                             ========   ===========  ===========  ===========


BALANCE, December 31, 2005  $ 25,313   $16,111,786  $16,137,099    20,285.79

  Distributions              (12,032)   (1,191,135)  (1,203,167)

  Net Income                   4,986       637,462      642,448
                             --------   -----------  -----------  -----------
BALANCE, June 30, 2006      $ 18,267   $15,558,113  $15,576,380    20,285.79
                             ========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2006

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On February 17, 2006, the Partnership purchased an Advance Auto Parts store in Harlingen, Texas for $1,599,151. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.4 years and annual rental payments of $111,210.

     On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,228,689. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

     In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. On June 29, 2006, Winn-Dixie issued a press release announcing that it has filed its proposed Plan of Reorganization with the bankruptcy court and that it is positioned to emerge from Chapter 11 protection as soon as late October. Under the proposed Plan, which is subject to court approval, Winn-Dixie would assume the lease for this store. If the Lease is assumed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At June 30, 2006, the book value of this property was $1,584,973.

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


     AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations -

     In July 2003, the tenant of the Razzoo's restaurants in Alpharetta, Georgia and Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the tenant closed the restaurant in Alpharetta and said that it no longer intended to operate a restaurant at the site. Subsequent to this action, the tenant and the Partnership reached a settlement related to the properties, the lease for the property in Austin was amended, the lease for the property in Alpharetta was terminated and the tenant returned possession of the property in Alpharetta to the
     Partnership. While this property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

     In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Partnership receiving net sale proceeds of $432,160, which resulted in a net gain of $32,160. At the time of sale, the net book value of the property was $400,000.

     The amendment to the Lease for the property in Austin, Texas provided the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $338,000.
     Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. The tenant has continued to pay rent and comply with its lease obligations.

     On  April  30,  2006,  the tenant exercised  its  option  to terminate the lease for the property in Austin, Texas, effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $43,025 prior to that date. The Partnership is actively marketing the property for sale and has listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $143,902 was recognized, which was the difference between the book value at March 31, 2006 of $377,902 and the estimated fair value of $234,000. The charge was recorded against the cost of the land, building and equipment. At June 30, 2006, the property was classified as Real Estate Held for Sale.


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

     The Partnership is attempting to sell its 50% interest in the Jared Jewelry store in Lakewood, Colorado. At June 30,
     2006, the property was classified as Real Estate Held for Sale with a book value of $1,931,799.

     During the first six months of 2006 and 2005, the Partnership distributed $508,802 and $47,289 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $24.83 and $2.31 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                 Three Months Ended        Six Months Ended
                                6/30/06      6/30/05     6/30/06     6/30/05

Rental Income                  $  49,453   $ 106,061   $ 106,603   $ 212,123
Property Management Expenses        (255)     (3,020)       (325)     (4,455)
Depreciation                      (9,032)    (27,340)    (20,171)    (54,680)
Real Estate Impairment                 0           0    (143,902)          0
Gain on Disposal of Real Estate        0           0     256,370      32,160
                                ---------   ---------   ---------   ---------
   Income from Discontinued
    Operations                 $  40,166   $  75,701   $ 198,575   $ 185,148
                                =========   =========   =========   =========

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

Results of Operations

        For the six months ended June 30, 2006 and 2005, the Partnership recognized rental income from continuing operations of $676,693 and $598,932, respectively. In 2006, rental income increased due to additional rent received from two property acquisitions in 2006 and rent increases on five properties.

        For  the  six  months ended June 30, 2006 and  2005,  the
Partnership incurred Partnership administration expenses from affiliated parties of $106,988 and $116,547, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,246 and $20,641, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. On June 29, 2006, Winn-Dixie issued a press release announcing that it has filed its proposed Plan of Reorganization with the bankruptcy court and that it is positioned to emerge from Chapter 11 protection as soon as late October. Under the proposed Plan, which is subject to court approval, Winn-Dixie would assume the lease for this store. If the Lease is assumed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At June 30, 2006, the book value of this property was $1,584,973.

        For the six months ended June 30, 2006 and 2005, the Partnership recognized interest income of $40,628 and $16,773, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2006, the Partnership recognized income from discontinued operations of $198,575, representing rental income less property management expenses and depreciation of $86,107 and gain on disposal of real estate of $256,370, which were partially offset by a real estate impairment loss of $143,902. For the six months ended June 30, 2005, the Partnership recognized income from discontinued operations of $185,148, representing rental income less property management expenses and depreciation of $152,988 and gain on disposal of real estate of $32,160.

        In July 2003, the tenant of the Razzoo's restaurants in Alpharetta, Georgia and Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In late 2003, the tenant closed the restaurant in Alpharetta and said that it no longer intended to operate a restaurant at the site. Subsequent to this action, the tenant and the Partnership reached a settlement related to the properties, the lease for the property in Austin was amended, the lease for the property in Alpharetta was terminated and the tenant returned possession of the property in Alpharetta to the Partnership. While this property was vacant, the Partnership was responsible for real estate taxes and other costs required to maintain the property.

         In December 2004, the Partnership entered into an agreement to sell the property in Alpharetta to an unrelated third party. On March 29, 2005, the sale closed with the Partnership receiving net sale proceeds of $432,160, which resulted in a net gain of $32,160. At the time of sale, the net book value of the property was $400,000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The amendment to the Lease for the property in Austin, Texas provided the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $338,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. The tenant has continued to pay rent and comply with its lease obligations.

        On April 30, 2006, the tenant exercised its option to terminate the lease for the property in Austin, Texas, effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $43,025 prior to that date. The Partnership is actively marketing the property for sale and has listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $143,902 was recognized, which was the difference between the book value at March 31, 2006 of $377,902 and the estimated fair value of $234,000. The charge was recorded against the cost of the land, building and equipment. At June 30, 2006, the property was classified as Real Estate Held for Sale.

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

        The Partnership is attempting to sell its 50% interest in the Jared Jewelry store in Lakewood, Colorado. At June 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,931,799.


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

Liquidity and Capital Resources

         During the six months ended June 30, 2006, the Partnership's cash balances decreased $2,551,299 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the six months ended June 30, 2005, the Partnership's cash balances increased $125,306 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $738,143 in 2005 to $725,170 in 2006 as the result of a decrease in total rental and interest income in 2006 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2006.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2006 and 2005, the Partnership generated cash flow from the sale of real estate of $860,603 and $432,160, respectively. During the six months ended June 30, 2006, the Partnership expended $2,827,840 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

       On February 17, 2006, the Partnership purchased an Advance Auto Parts store in Harlingen, Texas for $1,599,151. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.4 years and annual rental payments of $111,210.

        On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,228,689. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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

        For the six months ended June 30, 2006 and 2005, the Partnership declared distributions of $1,203,167 and $733,473, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,191,135 and $726,139 and the General Partners received distributions of $12,032 and $7,334 for the periods, respectively. In December 2005, the Partnership declared a special distribution of $419,192 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2005. In March and June 2006, the Partnership declared special distributions of $156,566 and $313,131, respectively, of net sale proceeds, which resulted in higher distributions for the first six months of 2006, when compared to the first six months of 2005.

        During the first six months of 2006 and 2005, the Partnership distributed $508,802 and $47,289 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $24.83 and $2.31 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  August 4, 2006      AEI Net Lease Income & Growth Fund XIX
                            Limited Partnership
                            By:  AEI Fund Management XIX, Inc.
                            Its: Managing General Partner



                            By: /s/ Robert P Johnson
                                    Robert P. Johnson
                                    President
                                    (Principal Executive Officer)



                            By: /s Patrick W Keene
                                   Patrick W. Keene
                                   Chief Financial Officer
                                   (Principal Accounting Officer)