Form 10QSB
period 2006-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2006-11-13
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2006 and December 31, 2005

         Statements for the Periods ended September 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS
                                                      2006           2005
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,175,633    $ 3,845,555
  Receivables                                           2,232          2,232
                                                   -----------    -----------
      Total Current Assets                          2,177,865      3,847,787
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              3,928,980      5,139,711
  Buildings and Equipment                           7,924,917      8,607,029
  Accumulated Depreciation                         (1,261,488)    (1,254,001)
                                                   -----------    -----------
                                                   10,592,409     12,492,739
  Real Estate Held for Sale                         3,350,562        604,233
                                                   -----------    -----------
      Net Investments in Real Estate               13,942,971     13,096,972
                                                   -----------    -----------
           Total  Assets                          $16,120,836    $16,944,759
                                                   ===========    ===========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $     5,990    $    34,857
  Distributions Payable                               353,699        772,803
  Unearned Rent                                        27,180              0
                                                   -----------    -----------
      Total Current Liabilities                       386,869        807,660
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     19,843         25,313
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,286 Units outstanding                        15,714,124     16,111,786
                                                   -----------    -----------
      Total Partners' Capital                      15,733,967     16,137,099
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $16,120,836    $16,944,759
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                Three Months Ended       Nine Months Ended
                               9/30/06      9/30/05     9/30/06     9/30/05

RENTAL INCOME                 $  309,615  $  255,809   $  893,929  $  762,365

EXPENSES:
   Partnership Administration -
     Affiliates                   47,835      64,553      154,823     181,100
   Partnership Administration
     and Property Management -
     Unrelated Parties             7,910       7,595       29,806      28,069
   Depreciation                   66,152      49,329      187,494     147,987
                               ----------  ----------   ----------  ----------
        Total Expenses           121,897     121,477      372,123     357,156
                               ----------  ----------   ----------  ----------

OPERATING INCOME                 187,718     134,332      521,806     405,209

OTHER INCOME:
   Interest Income                14,342      10,469       54,970      27,242
                               ----------  ----------   ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                    202,060     144,801      576,776     432,451

Income from Discontinued
  Operations                     322,263     112,248      589,995     366,731
                               ----------  ----------   ----------  ----------
NET INCOME                    $  524,323  $  257,049   $1,166,771  $  799,182
                               ==========  ==========   ==========  ==========
NET INCOME ALLOCATED:
   General Partners           $    5,243  $    2,571   $   10,229  $    7,992
   Limited Partners              519,080     254,478    1,156,542     791,190
                               ----------  ----------   ----------  ----------
                              $  524,323  $  257,049   $1,166,771  $  799,182
                               ==========  ==========   ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations      $     9.86  $     7.06   $    28.15  $    21.10
   Discontinued Operations         15.73        5.48        28.86       17.90
                               ----------  ----------   ----------  ----------
        Total                 $    25.59  $    12.54   $    57.01  $    39.00
                               ==========  ==========   ==========  ==========
Weighted Average Units
 Outstanding                      20,286      20,286       20,286      20,286
                               ==========  ==========   ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2006           2005
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $ 1,166,771   $   799,182

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      241,973       264,318
     Real Estate Impairment                            143,902             0
     Gain on Sale of Real Estate                      (499,957)      (32,160)
     Decrease in Receivables                                 0         8,858
     Decrease in Payable to
        AEI Fund Management, Inc.                      (28,867)       (8,885)
     Increase in Unearned Rent                          27,180        47,468
                                                    -----------   -----------
        Total Adjustments                             (115,769)      279,599
                                                    -----------   -----------
        Net Cash Provided By
           Operating Activities                      1,051,002     1,078,781
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                      (2,829,990)            0
   Proceeds from Sale of Real Estate                 2,098,073       432,160
   Payments Received on Note Receivable                      0       124,829
                                                    -----------   -----------
        Net Cash Provided By (Used For)
           Investing Activities                       (731,917)      556,989
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (419,104)     (313,017)
   Distributions to Partners                        (1,569,903)   (1,100,210)
                                                    -----------   -----------
        Net Cash Used For
          Financing Activities                      (1,989,007)   (1,413,227)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                           (1,669,922)      222,543

CASH AND CASH EQUIVALENTS, beginning of period       3,845,555     1,079,268
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,175,633   $ 1,301,811
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners    Total      Outstanding


BALANCE, December 31, 2004  $ 27,848   $16,362,813  $16,390,661   20,285.79

  Distributions              (11,002)   (1,089,208)  (1,100,210)

  Net Income                   7,992       791,190      799,182
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2005 $ 24,838   $16,064,795  $16,089,633   20,285.79
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2005  $ 25,313   $16,111,786  $16,137,099   20,285.79

  Distributions              (15,699)   (1,554,204)  (1,569,903)

  Net Income                  10,229     1,156,542    1,166,771
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2006 $ 19,843   $15,714,124  $15,733,967   20,285.79
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On February 17, 2006, the Partnership purchased an Advance Auto Parts store in Harlingen, Texas for $1,599,051. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.4 years and annual rental payments of $111,210.

     On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,230,939. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

     In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. On June 29, 2006, Winn-Dixie issued a press release announcing that it filed its proposed Plan of Reorganization with the bankruptcy court. If the Plan is confirmed by the court, Winn-Dixie expects to emerge from Chapter 11 protection later this year. Under the proposed Plan, Winn-Dixie would assume the lease for this store. If the Lease is assumed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At September 30, 2006, the book value of this property was $1,573,523.

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

     The amendment to the Lease for the property in Austin, Texas provided the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $338,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. The tenant has continued to pay rent and comply with its lease obligations.

     On  April  30,  2006,  the tenant exercised  its  option  to terminate the lease for the property in Austin, Texas, effective October 31, 2006. Subsequent to September 30, 2006, the tenant paid the Partnership the required payment of $43,025 and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $143,902 was recognized, which was the difference between the book value at March 31, 2006 of $377,902 and the estimated fair value of $234,000. The charge was recorded against the cost of the land, building and equipment. At September 30, 2006, the property was classified as Real Estate Held for Sale.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     In September 2006, the Partnership entered into an agreement to sell the property in Austin, Texas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $234,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

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

     During the third quarter of 2006, the Partnership sold 25.7243% of the Jared Jewelry store in Lakewood, Colorado, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,237,470, which resulted in a net gain of $243,587. The cost and related accumulated depreciation of the interests sold was $1,038,028 and $44,145, respectively.

     Subsequent to September 30, 2006, the Partnership sold an additional 19.4908% of the Jared Jewelry store in Lakewood, Colorado, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $936,000, which resulted in a net gain of approximately $183,000. The cost and related accumulated depreciation of the interests sold was $786,494 and $33,448, respectively. The Partnership is attempting to sell its remaining 4.7849% interest in the property. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $937,916.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     The Partnership is attempting to sell its 50% interest in the Eckerd drug store in Auburn, New York. At September 30,
     2006, the property was classified as Real Estate Held for Sale with a book value of $2,178,646.

     During the first nine months of 2006 and 2005, the Partnership distributed $517,214 and $68,871 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $25.24 and $3.36 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                 Three Months Ended       Nine Months Ended
                                9/30/06      9/30/05     9/30/06     9/30/05

Rental Income                   $  90,543   $ 152,356   $ 289,525  $ 456,855
Property Management Expenses         (431)     (1,331)     (1,106)    (5,953)
Depreciation                      (11,436)    (38,777)    (54,479)  (116,331)
Real Estate  Impairment                 0           0    (143,902)         0
Gain on Disposal of Real Estate   243,587           0     499,957     32,160
                                 ---------   ---------   ---------  ---------
   Income from Discontinued
    Operations                  $ 322,263   $ 112,248   $ 589,995  $ 366,731
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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

       For the nine months ended September 30, 2006 and 2005, the Partnership recognized rental income from continuing operations of $893,929 and $762,365, respectively. In 2006, rental income increased due to additional rent received from two property acquisitions in 2006 and rent increases on five properties.

       For the nine months ended September 30, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $154,823 and $181,100, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,806 and $28,069, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Winn-Dixie. On June 29, 2006, Winn-Dixie issued a press release announcing that it filed its proposed Plan of Reorganization with the bankruptcy court. If the Plan is confirmed by the court, Winn-Dixie expects to emerge from Chapter 11 protection later this year. Under the proposed Plan, Winn-Dixie would assume the lease for this store. If the Lease is assumed, Winn-Dixie must comply with all Lease terms. If the Lease is rejected, Winn-Dixie would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At September 30, 2006, the book value of this property was $1,573,523.

       For the nine months ended September 30, 2006 and 2005, the Partnership recognized interest income of $54,970 and $27,242, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2006, the Partnership recognized income from discontinued operations of $589,995, representing rental income less property management expenses and depreciation of $233,940 and gain on disposal of real estate of $499,957, which were partially offset by a real estate impairment loss of $143,902. For the nine months ended September 30, 2005, the Partnership recognized income from discontinued operations of $366,731, representing rental income less property management expenses and depreciation of $334,571 and gain on disposal of real estate of $32,160.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The amendment to the Lease for the property in Austin, Texas provided the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $338,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. The tenant has continued to pay rent and comply with its lease obligations.

        On April 30, 2006, the tenant exercised its option to terminate the lease for the property in Austin, Texas, effective October 31, 2006. Subsequent to September 30, 2006, the tenant paid the Partnership the required payment of $43,025 and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $143,902 was recognized, which was the difference between the book value at March 31, 2006 of $377,902 and the estimated fair value of $234,000. The charge was recorded against the cost of the land, building and equipment. At September 30, 2006, the property was classified as Real Estate Held for Sale.

        In September 2006, the Partnership entered into an agreement to sell the property in Austin, Texas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $234,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During the third quarter of 2006, the Partnership sold 25.7243% of the Jared Jewelry store in Lakewood, Colorado, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,237,470, which resulted in a net gain of $243,587. The cost and related accumulated depreciation of the interests sold was $1,038,028 and $44,145, respectively.

        Subsequent to September 30, 2006, the Partnership sold an additional 19.4908% of the Jared Jewelry store in Lakewood, Colorado, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $936,000, which resulted in a net gain of approximately $183,000. The cost and related accumulated depreciation of the interests sold was $786,494 and $33,448, respectively. The Partnership is attempting to sell its remaining 4.7849% interest in the property. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $937,916.

        The Partnership is attempting to sell its 50% interest in the Eckerd drug store in Auburn, New York. At September 30,
2006, the property was classified as Real Estate Held for Sale with a book value of $2,178,646.

        In the third quarter of 2006, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties. As a result, the Partnership's rental income and operating income will decrease in the future as the Partnership sells its remaining properties.


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

Liquidity and Capital Resources

        During the nine months ended September 30, 2006, the Partnership's cash balances decreased $1,669,922 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the nine months ended September 30, 2005, the Partnership's cash balances increased $222,543 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,078,781 in 2005 to $1,051,002 in 2006 as the result of a decrease in total rental and interest income in 2006 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2006.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2006 and 2005, the Partnership generated cash flow from the sale of real estate of $2,098,073 and $432,160, respectively. During the nine months ended September 30, 2006, the Partnership expended $2,829,990 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

       On February 17, 2006, the Partnership purchased an Advance Auto Parts store in Harlingen, Texas for $1,599,051. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.4 years and annual rental payments of $111,210.

        On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,230,939. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and annual rental payments of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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

       For the nine months ended September 30, 2006 and 2005, the Partnership declared distributions of $1,569,903 and $1,100,210, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,554,204 and $1,089,208 and the General Partners received distributions of $15,699 and $11,002 for the periods, respectively. In December 2005, the Partnership declared a special distribution of $419,192 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2005. In March and June 2006, the Partnership declared special distributions of $156,566 and $313,131, respectively, of net sale proceeds, which resulted in higher distributions for the first nine months of 2006, when compared to the first nine months of 2005.

        During the first nine months of 2006 and 2005, the Partnership distributed $517,214 and $68,871 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $25.24 and $3.36 per Limited Partnership Unit, respectively.

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

        On October 1, 2006, three Limited Partners redeemed a total of 120.0 Partnership Units for $31,077 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2005, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 77 Limited Partners redeemed 866.14 Partnership Units for $557,626. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $314 in 2006.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1 Purchase Agreement dated September 25, 2006 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Dan Quinlan
    relating   to  the  Property  at  11617  Research  Boulevard,
    Austin, Texas.

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


Dated:  November 6, 2006      AEI Net Lease Income & Growth  Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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