Form 10KSB
period 2006-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2007-03-27
CIK 868740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2006

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

The Issuer's revenues for the year ended December 31, 2006 were $1,170,940.

As of February 28, 2007, there were 20,160.67 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,160,670.

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

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased nineteen properties, including partial interests in four properties, at a total cost of $16,994,880. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are commercial, single tenant buildings leased under triple net leases.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain tenants may be granted options to purchase properties after a specified portion of the lease term has elapsed. Prior to the third quarter of 2006, the Partnership sold some of its properties and reinvested the proceeds from such sales in additional properties. It is anticipated that the Partnership will sell its remaining properties within the next two years, although final liquidation may be delayed by a number of circumstances, including market conditions and seller financing of properties.

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

        The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term. Certain tenants have been granted options to purchase the property at a formula price. In some of the leases, the option price is stated to be the greater of the price determined by the stated formula or the fair market value of the property as agreed upon by the parties or determined based on appraisals. In general, the formula price is determined in one of two ways. Under the first, the option price is the original purchase price of the property increased by a specified percentage per year, compounded annually. Under the second, the option price is determined by dividing the annual rent at the time the purchase option is exercised by a percentage. Based on the scheduled annual rent under the lease, the resulting option price would always be greater than the original purchase price. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        The amendment to the Lease for the property in Austin, Texas provided the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $338,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. The tenant continued to pay rent and complied with its Lease obligations.

        On April 30, 2006, the tenant exercised its option to terminate the Lease for the property in Austin, Texas, effective October 31, 2006. The tenant paid the Partnership the required payment of $43,025 on October 31, 2006, and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $143,902 was recognized, which was the difference between the book value at March 31, 2006 of $377,902 and the estimated fair value of $234,000. The charge was recorded against the cost of the land, building and equipment.

        In September 2006, the Partnership entered into an agreement to sell the property in Austin, Texas to an unrelated third party. On November 21, 2006, the sale closed with the Partnership receiving net sale proceeds of $227,742, which resulted in a net loss of $6,258. At the time of sale, the net book value of the property was $234,000.

        On February 5, 2004, the Partnership purchased a 50% interest in a Jared Jewelry store in Lakewood, Colorado for $2,017,603. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $155,219. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

        During 2006, the Partnership sold 45.2151% of the Jared Jewelry store in Lakewood, Colorado, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,166,911, which resulted in a net gain of $419,982. The cost and related accumulated depreciation of the interests sold was $1,824,522 and $77,593, respectively.

        Subsequent to December 31, 2006, the Partnership sold its remaining 4.7849% interest in the Jared Jewelry store in Lakewood, Colorado to an unrelated third party. The Partnership received net sale proceeds of approximately $227,000, which resulted in a net gain of approximately $42,100. The cost and related accumulated depreciation of the interest sold was
$193,081 and $8,211, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $184,870.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On  April  30,  2004,  the Partnership  purchased  a  50%
interest in an Applebee's restaurant in Stow, Ohio for $1,575,755. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $120,043. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

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

        On May 10, 2004, the Partnership purchased a 50% interest in an Eckerd drug store in Auburn, New York for $2,287,291. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rent of $184,753. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership.

        The Partnership is attempting to sell its 50% interest in the Eckerd drug store in Auburn, New York. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,178,646.

        On November 19, 2004, the Partnership sold its 3.3979% interest in the Applebee's restaurant in Aurora, Colorado to the tenant. The Partnership received net sale proceeds of $77,724, which resulted in a net gain of $45,044. The cost and related accumulated depreciation of the interest sold was $44,782 and $12,102, respectively.

        In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. On June 29, 2006, Winn-Dixie issued a press release announcing that it filed its proposed Plan of Reorganization with the bankruptcy court. In November 2006, the bankruptcy court approved Winn-Dixie's Plan of Reorganization and the Plan became effective. Under the Plan, Winn-Dixie assumed the Lease for this store under its original terms without any rent concessions. As of the date of this report, Winn-Dixie has complied with all Lease terms.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On February 17, 2006, the Partnership purchased an Advance Auto Parts store in Harlingen, Texas for $1,600,003. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.4 years and initial annual rent of $111,210.

        On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,231,625. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and initial annual rent of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        Subsequent to December 31, 2006, the Partnership sold its 2.4058% interest in the Taco Cabana restaurant in Waco, Texas to the tenant. The Partnership received net sale proceeds of approximately $39,000, which resulted in a net gain of approximately $25,200. The cost and related accumulated depreciation of the interest sold was $19,721 and $5,924, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $13,797.

Major Tenants

        During 2006, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 38% of total rental revenue in 2006. It is anticipated that, based on minimum rental payments required under the leases, Kona Restaurant Group, Inc. will continue to contribute more than ten percent of rental revenue in 2007 and future years. Texas Taco Cabana L.P. will not contribute more than ten percent of rental revenue in 2007 and future years due to a lease amendment that reduced the rent for the Taco Cabana restaurant in San Antonio, Texas effective October 2006. Eckerd Corporation will likely not contribute more than ten percent of rental revenue in 2007 and future years as the Partnership is attempting to sell the property. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives were to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations which may increase through rent participation clauses or mandated rent increases; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General
Partners attempted to diversify the type and location of the Partnership's properties.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2006.

                               Total Property                Annual   Annual
                     Purchase    Acquisition                  Lease   Rent Per
Property               Date        Costs      Tenant         Payment  Sq. Ft.

Taco Cabana Restaurant                       Texas Taco
 San Antonio, TX      3/16/92   $1,147,274   Cabana L.P.    $115,000   $42.28

Taco Cabana Restaurant
 Waco, TX                                     Texas Taco
 (2.4058%)             5/1/92   $   19,721    Cabana L.P.   $  3,624   $54.54

Applebee's Restaurant                           Gourmet
   Crestwood, MO      4/14/93   $  803,418    Systems, Inc. $148,776   $29.66

ITEM 2.DESCRIPTION OF PROPERTIES. (Continued)

                               Total Property                Annual   Annual
                     Purchase    Acquisition                  Lease   Rent Per
Property               Date        Costs      Tenant         Payment  Sq. Ft.

HomeTown Buffet Restaurant
 Tucson, AZ                                  Summit Family
 (2.2074%)            6/16/93   $   28,418  Restaurants, Inc. $ 4,878  $23.00

Applebee's Restaurant
 Temple Terrace, FL                         Casual Restaurant
 (9.0963%)            10/1/93   $   96,262    Concepts, Inc.  $18,900  $44.78

Champps Americana Restaurant                    Champps
 Troy, MI                                      Operating
 (.016%)               9/3/98   $      788    Corporation     $    93  $52.54

Tumbleweed Restaurant
 Chillicothe, OH
 (40%)               11/20/98   $  505,224  Tumbleweed, Inc.  $59,691  $27.21

Marie Callender's Restaurant                     Marie
 Henderson, NV                                 Callender
 (2.5775%)            9/28/99   $   44,142   Pie Shops, Inc.  $ 4,371  $28.19

Champps Americana Restaurant                    Champps
 Utica, MI                                     Operating
 (28%)                2/12/02   $  963,874    Corporation     $113,093 $47.05

Biaggi's Restaurant
 Ft. Wayne, IN                              Biaggi's Ristorante
 (50%)                 7/3/03   $1,379,347     Italiano, LLC  $122,004 $25.81

Winn-Dixie Retail Store
 Panama City, FL                            Winn-Dixie Stores
 (37%)                9/19/03   $1,712,829    Leasing, LLC    $138,380 $ 7.23

Johnny Carino's Restaurant                   Kona Restaurant
 Brownsville, TX     12/30/03   $2,322,610     Group, Inc.    $195,874 $31.77

Jared Jewelry Store
 Lakewood, CO                                    Sterling
 (4.7849%)             2/5/04   $  193,081     Jewelers Inc.  $ 14,854 $50.86

Eckerd Drug Store
 Auburn, NY                                        Eckerd
 (50%)                5/10/04   $2,287,291       Corporation  $184,753 $26.75

Advance Auto Parts Store                      Advance Stores
 Harlingen, TX        2/17/06   $1,600,003    Company, Inc.   $111,210 $16.43

Tractor Supply Company Store
 Mesquite, TX                                 Tractor Supply
 (50%)                3/10/06   $1,231,625       Company      $87,258  $ 9.15


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties. The remaining interests in the Biaggi's restaurant and the Tractor Supply Company store are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Winn-Dixie store are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. The remaining interests in the Eckerd drug store are owned by AEI Real Estate Fund XVIII Limited Partnership and unrelated third parties. The remaining interests in the Marie Callender's restaurant, the HomeTown Buffet restaurant, the Champps Americana restaurant in Troy, Michigan, the Taco Cabana restaurant in Waco, Texas, the Applebee's restaurant in Temple Terrace, Florida and the Jared Jewelry store are owned by unrelated third parties.

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

        At the time the properties were acquired, the remaining primary lease term varied from 13 to 20 years. The only exception was the Lease for the Tractor Supply Company store had a remaining primary term of 7.4 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.

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

        At December 31, 2006, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2006, there were 1,425 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $43,608 and $18,861 were made to the General Partners and $4,317,269 and $1,867,278 were made to the Limited Partners in 2006 and 2005, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $2,942,898 and $492,324 of proceeds from property sales in 2006 and 2005, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities
                                                             Maximum Number
                                       Total Number of Units of Units that May
              Total Number   Average   Purchased as Part of  Yet Be Purchased
                of Units    Price Paid Publicly Announced    Under the Plans
               Purchased     per Unit  Plans or Programs     or  Programs

10/1/06 to 10/31/06  120     $258.98        986.14(1)            (2)

11/1/06 to 11/30/06   --          --            --                --

12/1/06 to 12/31/06   --          --            --                --

  (1) The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
  (2) The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

Results of Operations

        For  the  years  ended December 31, 2006  and  2005,  the
Partnership recognized rental income from continuing operations of $1,170,940 and $1,015,442, respectively. In 2006, rental income  increased  due  to  additional  rent  received  from  two
property  acquisitions  in  2006  and  rent  increases  on   four
properties.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $198,740 and $232,714, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $34,238 and $30,148, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. On June 29, 2006, Winn-Dixie issued a press release announcing that it filed its proposed Plan of Reorganization with the bankruptcy court. In November 2006, the bankruptcy court approved Winn-Dixie's Plan of Reorganization and the Plan became effective. Under the Plan, Winn-Dixie assumed the Lease for this store under its original terms without any rent concessions. As of the date of this report, Winn-Dixie has complied with all Lease terms.

        For the years ended December 31, 2006 and 2005, the Partnership recognized interest income of $92,679 and $50,660, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2006, the Partnership recognized income from discontinued operations of $860,323, representing rental income less property management expenses and depreciation of $334,131 and gain on disposal of real estate of $670,094, which were partially offset by a real estate impairment loss of $143,902. For the year ended December 31, 2005, the Partnership recognized income from discontinued operations of $1,026,262, representing rental income less property management expenses and depreciation of $446,305 and gain on disposal of real estate of $579,957.

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

        The amendment to the Lease for the property in Austin, Texas provided the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $338,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. The tenant continued to pay rent and complied with its Lease obligations.

        On April 30, 2006, the tenant exercised its option to terminate the Lease for the property in Austin, Texas, effective October 31, 2006. The tenant paid the Partnership the required payment of $43,025 on October 31, 2006, and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $143,902 was recognized, which was the difference between the book value at March 31, 2006 of $377,902 and the estimated fair value of $234,000. The charge was recorded against the cost of the land, building and equipment.

        In September 2006, the Partnership entered into an agreement to sell the property in Austin, Texas to an unrelated third party. On November 21, 2006, the sale closed with the Partnership receiving net sale proceeds of $227,742, which resulted in a net loss of $6,258. At the time of sale, the net book value of the property was $234,000.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During 2006, the Partnership sold 45.2151% of the Jared Jewelry store in Lakewood, Colorado, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,166,911, which resulted in a net gain of $419,982. The cost and related accumulated depreciation of the interests sold was $1,824,522 and $77,593, respectively.

        Subsequent to December 31, 2006, the Partnership sold its remaining 4.7849% interest in the Jared Jewelry store in Lakewood, Colorado to an unrelated third party. The Partnership received net sale proceeds of approximately $227,000, which resulted in a net gain of approximately $42,100. The cost and related accumulated depreciation of the interest sold was
$193,081 and $8,211, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $184,870.

        Subsequent to December 31, 2006, the Partnership sold its 2.4058% interest in the Taco Cabana restaurant in Waco, Texas to the tenant. The Partnership received net sale proceeds of approximately $39,000, which resulted in a net gain of approximately $25,200. The cost and related accumulated depreciation of the interest sold was $19,721 and $5,924, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $13,797.

        The Partnership is attempting to sell its 50% interest in the Eckerd drug store in Auburn, New York. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,178,646.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2006, the Partnership's cash balances decreased $518,862 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the year ended December 31, 2005, the Partnership's cash balances increased $2,766,287 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $1,395,328 in 2005 to $1,440,143 in 2006 as the result of a decrease in Partnership administration and property management expenses in 2006 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2006.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2006 and 2005, the Partnership generated cash flow from the sale of real estate of $3,255,256 and $3,026,093, respectively. During the year ended December 31, 2006, the Partnership expended $2,831,628 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

       On February 17, 2006, the Partnership purchased an Advance Auto Parts store in Harlingen, Texas for $1,600,003. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.4 years and initial annual rent of $111,210.

        On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,231,625. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and initial annual rent of $87,258. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2006 and 2005, the Partnership declared distributions of $4,360,877 and $1,886,139, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $4,317,269 and $1,867,278 and the General Partners received distributions of $43,608 and $18,861 for the periods, respectively. In December 2005, the Partnership declared a special distribution of net sale proceeds of $419,192. In March, June and December 2006, the Partnership declared special distributions of net sale proceeds of $156,566, $313,131 and $2,424,242, respectively, which resulted in higher distributions in 2006 and a higher distribution payable at December 31, 2006.

         During 2006 and 2005, the Partnership distributed $2,972,624 and $497,297 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $145.78 and $24.27 per Limited Partnership Unit, respectively.

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

        During  2006, three Limited Partners redeemed a total  of
120.0 Partnership Units for $31,077 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2005, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 77 Limited Partners redeemed 866.14 Partnership Units for $557,626. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $314 in 2006.

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





   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2006 and 2005

Statements for the Years Ended December 31, 2006 and 2005:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements







     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2006 and 2005, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                        /s/ Boulay,  Heutmaker, Zibell  & Co. P.L.L.P.
                                 Certified Public Accountants

Minneapolis, Minnesota
March 23, 2007

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                       2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 3,326,693   $ 3,845,555
  Receivables                                              486         2,232
                                                    -----------   -----------
      Total Current Assets                           3,327,179     3,847,787
                                                    -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               3,921,664     5,139,711
  Buildings and Equipment                            7,914,150     8,607,029
  Accumulated Depreciation                          (1,321,735)   (1,254,001)
                                                    -----------   -----------
                                                    10,514,079    12,492,739
  Real Estate Held for Sale                          2,377,313       604,233
                                                    -----------   -----------
      Net Investments in Real Estate                12,891,392    13,096,972
                                                    -----------   -----------
           Total  Assets                           $16,218,571   $16,944,759
                                                    ===========   ===========

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    53,611   $    34,857
  Distributions Payable                              2,782,438       772,803
                                                    -----------   -----------
      Total Current Liabilities                      2,836,049       807,660
                                                    -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                       6,660        25,313
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,166 and 20,286 Units outstanding in
   2006 and 2005, respectively                      13,375,862    16,111,786
                                                    -----------   -----------
      Total Partners' Capital                       13,382,522    16,137,099
                                                    -----------   -----------
        Total Liabilities and Partners' Capital    $16,218,571   $16,944,759
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                         2006         2005

RENTAL INCOME                                       $ 1,170,940  $ 1,015,442

EXPENSES:
  Partnership Administration - Affiliates               198,740      232,714
  Partnership Administration and Property
     Management - Unrelated Parties                      34,238       30,148
  Depreciation                                          253,273      196,925
                                                     -----------  -----------
      Total Expenses                                    486,251      459,787
                                                     -----------  -----------

OPERATING INCOME                                        684,689      555,655

OTHER INCOME:
  Interest Income                                        92,679       50,660
                                                     -----------  -----------

INCOME FROM CONTINUING OPERATIONS                       777,368      606,315

Income from Discontinued Operations                     860,323    1,026,262
                                                     -----------  -----------
NET INCOME                                          $ 1,637,691  $ 1,632,577
                                                     ===========  ===========
NET INCOME ALLOCATED:
  General Partners                                  $    25,269  $    16,326
  Limited Partners                                    1,612,422    1,616,251
                                                     -----------  -----------
                                                    $ 1,637,691  $ 1,632,577
                                                     ===========  ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                             $     37.99  $     29.59
  Discontinued Operations                                 41.61        50.08
                                                     -----------  -----------
      Total                                         $     79.60  $     79.67
                                                     ===========  ===========
Weighted Average Units Outstanding                       20,256       20,286
                                                     ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                           2006         2005
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $ 1,637,691  $ 1,632,577

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                       308,144      336,223
     Real Estate Impairment                             143,902            0
     Gain on Sale of Real Estate                       (670,094)    (579,957)
     Decrease in Receivables                              1,746       12,119
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        18,754       (5,634)
                                                     -----------  -----------
       Total Adjustments                               (197,548)    (237,249)
                                                     -----------  -----------
       Net Cash Provided By
           Operating Activities                       1,440,143    1,395,328
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                         (2,831,628)           0
  Proceeds from Sale of Real Estate                   3,255,256    3,026,093
  Payments Received on Notes Receivable                       0      124,829
                                                     -----------  -----------
       Net Cash Provided By
           Investing Activities                         423,628    3,150,922
                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                   2,009,635      106,176
  Distributions to Partners                          (4,360,877)  (1,886,139)
  Redemption Payments                                   (31,391)           0
                                                     -----------  -----------
       Net Cash Used For
         Financing Activities                        (2,382,633)  (1,779,963)
                                                     -----------  -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (518,862)   2,766,287

CASH AND CASH EQUIVALENTS, beginning of period        3,845,555    1,079,268
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, end of period            $ 3,326,693  $ 3,845,555
                                                     ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners      Total    Outstanding


BALANCE, December 31, 2004  $ 27,848   $16,362,813  $16,390,661   20,285.79

  Distributions              (18,861)   (1,867,278)  (1,886,139)

  Net Income                  16,326     1,616,251    1,632,577
                             --------   -----------  ----------  ----------
BALANCE, December 31, 2005    25,313    16,111,786   16,137,099   20,285.79

  Distributions              (43,608)   (4,317,269)  (4,360,877)

  Redemption Payments           (314)      (31,077)     (31,391)    (120.00)

  Net Income                  25,269     1,612,422    1,637,691
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2006  $  6,660   $13,375,862  $13,382,522   20,165.79
                             ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2006 and 2005.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2006  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, and an unrelated third party. The Partnership owns a 28% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership, and unrelated third parties. AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership, owned a 28% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2004 and 2005. The Partnership owns a 50% interest in a Biaggi's restaurant and a 50% interest in a Tractor Supply Company store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The Partnership owns a 37% interest in a Winn-Dixie store. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 50% interest in an Eckerd drug store. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership and unrelated third parties. As of December 31, 2006, the Partnership owns a 4.7849% interest in a Jared Jewelry store. The remaining interests in this property are owned by unrelated third parties. AEI Real Estate Fund XVIII Limited Partnership owned a 50% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2006.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(3)  Related Party Transactions - (Continued)

     The Partnership owned a 16% interest in a Razzoo's restaurant in Alpharetta, Georgia. The remaining interests in this property were owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 23 LLC and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owned a 50% interest in an Applebee's restaurant in Stow, Ohio. The remaining interest in this property was owned by AEI Real Estate Fund XVIII Limited Partnership. The Partnership owned a 13% interest in a Razzoo's restaurant in Austin, Texas. The remaining interests in this property were owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income &
     Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owned a 50% interest in a Johnny Carino's restaurant in Longview, Texas. The remaining interests in this property are owned by unrelated third parties. AEI Real Estate Fund XVII Limited Partnership owned a 50% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2005.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                           2006        2005
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  the results of operations to the Limited Partners.    $ 198,740   $ 232,714
                                                         ========    ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                       $  36,907   $  36,131
                                                         ========    ========
c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Partnership.                                      $  54,928   $       0
                                                         ========    ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.                 $ 125,821   $  81,234
                                                         ========    ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The only exception is under the Lease for the Advance Auto Parts store, the Company is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. At the time the properties were acquired, the remaining primary lease term varied from 13 to 20 years. The only exception was the Lease for the Tractor Supply Company store had a remaining primary term of
     7.4 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     Certain tenants have been granted options to purchase the property at a formula price. In some of the leases, the option price is stated to be the greater of the price determined by the stated formula or the fair market value of the property as agreed upon by the parties or determined based on appraisals. In general, the formula price is determined in one of two ways. Under the first, the option price is the original purchase price of the property increased by a specified percentage per year, compounded annually. Under the second, the option price is determined by dividing the annual rent at the time the purchase option is exercised by a percentage. Based on the scheduled annual rent under the lease, the resulting option price would always be greater than the original purchase price. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

     The Partnership's properties are commercial, single-tenant buildings. The Champps Americana restaurant in Troy, Michigan and the Tumbleweed restaurant were constructed and acquired in 1998. The Marie Callender's restaurant was constructed in 1998 and acquired in 1999. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The Biaggi's restaurant was constructed in 2001 and acquired in 2003. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Johnny Carino's restaurant in Brownsville, Texas was constructed and acquired in 2003. The Jared Jewelry store was constructed in 2003 and acquired in 2004. The Eckerd drug store was constructed and acquired in 2004. The Advance Auto Parts store was constructed in 2005 and acquired in 2006. The Tractor Supply Company store was constructed in 1998 and acquired in 2006. The remaining properties were constructed and acquired in either 1992 or 1993. There have been no costs capitalized as improvements subsequent to the acquisitions. The tenant of the Applebee's restaurant in Crestwood, Missouri has entered into a separate agreement with an unrelated third party to lease the land on which the building is situated.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2006  are   as
     follows:
                                           Buildings and          Accumulated
Property                          Land       Equipment     Total  Depreciation

Taco Cabana, San Antonio, TX    $  598,533  $  548,741 $ 1,147,274 $  276,199
Applebee's, Crestwood, MO                0     803,418     803,418    379,453
HomeTown Buffet, Tucson, AZ         15,314      13,104      28,418      5,916
Applebee's, Temple Terrace, FL      44,568      51,694      96,262     24,470
Champps Americana, Troy, MI            256         532         788        151
Tumbleweed, Chillicothe, OH        206,725     298,499     505,224     86,476
Marie Callender's, Henderson, NV    18,209      25,933      44,142      6,265
Champps Americana, Utica, MI       346,554     617,320     963,874    104,812
Biaggi's, Ft. Wayne, IN            503,205     876,142   1,379,347    102,217
Winn-Dixie, Panama City, FL        338,850   1,373,979   1,712,829    150,755
Johnny Carino's, Brownsville, TX 1,035,895   1,286,715   2,322,610    128,673
Advance Auto Parts, Harlingen, TX  486,588   1,113,415   1,600,003     32,475
Tractor Supply, Mesquite, TX       326,967     904,658   1,231,625     23,873
                                 ---------   ---------  ----------  ---------
                                $3,921,664  $7,914,150 $11,835,814 $1,321,735
                                 =========   =========  ==========  =========


     In February 2005, Winn-Dixie Montgomery, Inc., the tenant of the Winn-Dixie store in Panama City, Florida, and its parent company, Winn-Dixie, Inc., filed for Chapter 11 bankruptcy reorganization. On June 29, 2006, Winn-Dixie issued a press release announcing that it filed its proposed Plan of Reorganization with the bankruptcy court. In November 2006, the bankruptcy court approved Winn-Dixie's Plan of Reorganization and the Plan became effective. Under the Plan, Winn-Dixie assumed the Lease for this store under its original terms without any rent concessions. As of the date of this report, Winn-Dixie has complied with all Lease terms.

     On February 17, 2006, the Partnership purchased an Advance Auto Parts store in Harlingen, Texas for $1,600,003. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 14.4 years and initial annual rent of $111,210.

     On March 10, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Mesquite, Texas for $1,231,625. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 7.4 years and initial annual rent of $87,258.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

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

     For properties owned as of December 31, 2006, the minimum future rent payments required by the leases are as follows:

                       2007           $ 1,328,181
                       2008             1,346,670
                       2009             1,364,256
                       2010             1,373,866
                       2011             1,391,871
                       Thereafter       8,250,723
                                       ----------
                                      $15,055,567
                                       ==========

     There were no contingent rents recognized in 2006 and 2005.

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                         Industry           2006       2005

     Texas Taco Cabana L.P.          Restaurant       $ 205,897   $ 227,692
     Kona Restaurant Group, Inc.     Restaurant         202,114     293,554
     Eckerd Corporation              Retail             184,753     184,753
                                                       ---------   ---------
     Aggregate rent revenue of major tenants          $ 592,764   $ 705,999
                                                       =========   =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                      38%         44%
                                                       =========   =========

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

     The amendment to the Lease for the property in Austin, Texas provided the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $338,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. The tenant continued to pay rent and complied with its Lease obligations.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(7)  Discontinued Operations - (Continued)

     On April 30, 2006, the tenant exercised its option to terminate the Lease for the property in Austin, Texas, effective October 31, 2006. The tenant paid the Partnership the required payment of $43,025 on October 31, 2006, and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $143,902 was recognized, which was the difference between the book value at March 31, 2006 of $377,902 and the estimated fair value of $234,000. The charge was recorded against the cost of the land, building and equipment.

     In September 2006, the Partnership entered into an agreement to sell the property in Austin, Texas to an unrelated third party. On November 21, 2006, the sale closed with the Partnership receiving net sale proceeds of $227,742, which resulted in a net loss of $6,258. At the time of sale, the net book value of the property was $234,000.

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

     During 2006, the Partnership sold 45.2151% of the Jared Jewelry store in Lakewood, Colorado, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,166,911, which resulted in a net gain of $419,982. The cost and related accumulated depreciation of the interests sold was $1,824,522 and $77,593, respectively.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(7)  Discontinued Operations - (Continued)

     Subsequent to December 31, 2006, the Partnership sold its remaining 4.7849% interest in the Jared Jewelry store in Lakewood, Colorado to an unrelated third party. The Partnership received net sale proceeds of approximately
     $227,000, which resulted in a net gain of approximately $42,100. The cost and related accumulated depreciation of the interest sold was $193,081 and $8,211, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $184,870.

     Subsequent to December 31, 2006, the Partnership sold its 2.4058% interest in the Taco Cabana restaurant in Waco, Texas to the tenant. The Partnership received net sale proceeds of approximately $39,000, which resulted in a net gain of approximately $25,200. The cost and related accumulated depreciation of the interest sold was $19,721 and $5,924, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $13,797.

     The Partnership is attempting to sell its 50% interest in the Eckerd drug store in Auburn, New York. At December 31,
     2006, the property was classified as Real Estate Held for Sale with a book value of $2,178,646.

     During 2006 and 2005, the Partnership distributed $2,972,624 and $497,297 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $145.78 and $24.27 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                  2006          2005

     Rental Income                             $ 391,671     $  591,586
     Property Management Expenses                 (2,669)        (5,983)
     Depreciation                                (54,871)      (139,298)
     Real Estate Impairment                     (143,902)             0
     Gain on Disposal of Real Estate             670,094        579,957
                                                ---------     ----------
          Income from Discontinued Operations  $ 860,323     $1,026,262
                                                =========     ==========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(8)  Partners' Capital -

     Cash distributions of $43,608 and $18,861 were made to the General Partners and $4,317,269 and $1,867,278 were made to the Limited Partners for the years ended December 31, 2006 and 2005, respectively. The Limited Partners' distributions represent $213.14 and $92.05 per Limited Partnership Unit outstanding using 20,256 and 20,286 weighted average Units in 2006 and 2005, respectively. The distributions represent $78.06 and $79.67 per Unit of Net Income and $135.08 and
     $12.38 per Unit of return of capital in 2006 and 2005, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $2,942,898 and $492,324 of proceeds from property sales in 2006 and 2005, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

     During  2006,  three Limited Partners redeemed  a  total  of
     120.0 Partnership Units for $31,077 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2005, the
     Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 77 Limited Partners redeemed 866.14 Partnership Units for $557,626. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $314 in 2006.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $698.95 per original $1,000 invested.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                         2006          2005

     Net  Income  for Financial Reporting Purposes    $1,637,691   $1,632,577

     Depreciation for Tax Purposes Under
         Depreciation for Financial Reporting Purposes    37,165       46,058

     Gain on Sale of Real Estate for Tax Purposes
         Over (Under) Gain for Financial Reporting
         Purposes                                          2,001     (158,283)
                                                       ----------   ----------
           Taxable Income to Partners                 $1,676,857   $1,520,352
                                                       ==========   ==========

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                             2006       2005

     Partners'Capital for Financial Reporting Purposes $13,382,522 $16,137,099

     Adjusted Tax Basis of Investments in Real Estate
         Over Net Investments in Real Estate
         for Financial Reporting Purposes                  136,549      97,383

     Syndication Costs Treated as Reduction
         of Capital For Financial Reporting Purposes     3,012,278   3,012,278
                                                        ----------- ----------
          Partners' Capital for Tax Reporting Purposes $16,531,349 $19,246,760
                                                        =========== ==========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2006                  2005
                            Carrying      Fair    Carrying      Fair
                             Amount       Value     Amount      Value

     Money Market Funds   $3,326,693   $3,326,693  $3,845,555  $3,845,555
                           ---------    ---------   ---------   ---------
       Total Cash and
         Cash Equivalents $3,326,693   $3,326,693  $3,845,555  $3,845,555
                           =========    =========   =========   =========


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A. CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

       None.


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        Robert P. Johnson, age 62, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December 2007. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in four LLCs.

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
(Continued)

        Patrick W. Keene, age 47, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2007. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2006. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2006 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2007:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XIX, Inc.            0          0.00%
   Robert P. Johnson                       5.12        0.03%
   Patrick W. Keene                         0          0.00%

   Address for all:
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2006 and 2005.

        Neither the registrant, nor the Managing General Partner of the registrant, has a board of directors consisting of any members who are "independent." The sole director of the Managing General Partner, Robert P. Johnson, is also the Individual General Partner of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing General Partner. Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the General Partners, except as performed in connection with the audit of its financial statements.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2006, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2006.

Person or Entity                                     Amount Incurred From
 Receiving                Form and Method      Inception (September 14, 1990)
Compensation              of Compensation            To December 31, 2006

AEI Securities, Inc. Selling Commissions equal to 7%        $2,115,193
                     of proceeds plus a 3% nonaccountable
                     expense allowance, most of which was
                     reallowed to Participating Dealers.

General Partners and Reimbursement at Cost for other        $  903,786
Affiliates           Organizaiton and Offering Costs.

General Partners and Reimbursement at Cost for all          $  793,888
Affiliates           Acquisition Expenses.

General Partners and Reimbursement at Cost for all          $3,710,040
Affiliates           Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties and all other transfer agency, reporting, partner relations and other administrative functions.

General Partners and Reimbursement at Cost for all expenses $1,120,126
Affiliates           related to the disposition of the
                     Fund's properties.

General Partners     1% of Net Cash Flow in any fiscal year $  234,427
                     until the Limited Partners have
                     received annual, non-cumulative
                     distributions of Net Cash Flow  equal
                     to 10% of their Adjusted Capital
                     Contributions and 10% of any
                     remaining Net Cash Flow in such
                     fiscal year.

General Partners     1% of distributions of Net Proceeds    $   71,282
                     of Sale until Limited Partners have
                     received an amount equal to (a) their
                     Adjusted Capital Contributions,  plus
                     (b) an amount equal to 12% of their
                     Adjusted Capital Contributions per
                     annum, cumulative but not compounded,
                     to  the  extent  not   previously
                     distributed. 10% of distributions of
                     Net Proceeds  of  Sale thereafter.


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

    10.2 Net Lease Agreement dated April 14, 1993 between the Partnership and Apple Partners Limited Partnership relating to the Property at 9041-E Watson Road, Crestwood, Missouri (incorporated by reference to Exhibit 10.18 of Form 10-K filed March 29, 1994).

    10.3 Net Lease Agreement dated April 13, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 14, 1998).

    10.4 First Amendment to Net Lease Agreement dated November 20, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, Robert P. Johnson and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street,
    Chillicothe,  Ohio  (incorporated  by  reference  to  Exhibit
    10.53 of Form 10-KSB filed March 30, 1999).

    10.5 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 15, 2001).

    10.6 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.77 of Form 10-KSB filed March 29, 2002).

    10.7 Assignment and Assumption of Lease dated July 3, 2003, between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and NMA Fort Wayne, LLC relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed August 14, 2003).

    10.8 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24, LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 13, 2003).

    10.9 Net Lease Agreement dated December 30, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 2600 Highway 77/83, North Brownsville, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 14, 2004).

    10.10 Assignment and Assumption of Lease dated February 5, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Translakewood, LLC relating to the Property at 14145 West Colfax Avenue, Lakewood, Colorado (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 20, 2004).

ITEM 13.  EXHIBITS.  (Continued)

    10.11 Assignment and Assumption of Lease dated May 10, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Grant Ave. & Standard Ave. Development, LLC relating to the Property at 157 Grant Avenue, Auburn, New York (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 24, 2004).

    10.12 Purchase Agreement dated October 19, 2005 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and KOE LLC relating to the Property at 4296 Kent Road, Stow, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 14, 2005).

    10.13 Assignment of Commercial Purchase and Sale Contract dated January 16, 2006 between the Partnership and AEI Fund Management, Inc. relating to the Property at 621 South 77 Sunshine Strip, Harlingen, Texas (incorporated by reference to Exhibit 10.25 of Form 10-KSB filed March 30, 2006).

    10.14 Assignment and Assumption of Lease dated February 17, 2006 between the Partnership and Meyer-Lamph Development Group, LTD. relating to the Property at 621 South 77 Sunshine Strip, Harlingen, Texas (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 30, 2006).

    10.15 Assignment and Assumption of Purchase and Sale Agreement dated March 2, 2006 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and AEI Fund Management, Inc. relating to the Property at 1740 Belt Line Road, Mesquite, Texas (incorporated by reference to Exhibit 10.27 of Form 10-KSB filed March 30, 2006).

    10.16 Assignment of Lease dated March 10, 2006 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and VR Partners I, L.P. relating to the Property at 1740 Belt Line Road, Mesquite, Texas (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed March 30,
    2006).

    10.17 Purchase Agreement dated September 25, 2006 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Dan Quinlan
    relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 13, 2006).

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

    32    Certification  of  Chief  Executive Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2006 and 2005:

     Fee Category                              2006       2005

     Audit Fees                           $  13,650   $ 12,750
     Audit-Related Fees                          21        218
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  13,671   $ 12,968
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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.  (Continued)

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


                            AEI  NET LEASE INCOME & GROWTH FUND XIX
                            Limited Partnership
                            By:    AEI Fund Management XIX, Inc.
                               Its Managing General Partner


March 23, 2007              By: /s/ Robert P Johnson
                                    Robert P. Johnson, President and Director
                                    (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                         Title                         Date


/s/Robert P Johnson   President (Principal Executive  Officer)  March 23, 2007
   Robert P. Johnson  and Sole Director of Managing General
                      Partner

/s/Patrick  W  Keen   Chief Financial Officer  and  Treasurer   March 23, 2007
   Patrick W. Keene   (Principal Accounting Officer)