Form 10QSB
period 2007-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2007-05-14
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes[X]  No

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).    Yes     No [X]

Transitional Small Business Disclosure Format:     Yes     No [X]

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2007 and December 31, 2006

         Statements for the Periods ended March 31, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS
                                                     2007          2006
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,102,149   $ 3,326,693
  Receivables                                              0           486
                                                  -----------   -----------
      Total Current Assets                         1,102,149     3,327,179
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,921,664     3,921,664
  Buildings and Equipment                          7,914,150     7,914,150
  Accumulated Depreciation                        (1,387,784)   (1,321,735)
                                                  -----------   -----------
                                                  10,448,030    10,514,079
  Real Estate Held for Sale                        2,178,646     2,377,313
                                                  -----------   -----------
      Net Investments in Real Estate              12,626,676    12,891,392
                                                  -----------   -----------
           Total  Assets                         $13,728,825   $16,218,571
                                                  ===========   ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    21,959   $    53,611
  Distributions Payable                              316,490     2,782,438
  Unearned Rent                                       49,147             0
                                                  -----------   -----------
      Total Current Liabilities                      387,596     2,836,049
                                                  -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                     6,247         6,660
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,166 Units outstanding                       13,334,982    13,375,862
                                                  -----------   -----------
      Total Partners' Capital                     13,341,229    13,382,522
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $13,728,825   $16,218,571
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2007          2006

RENTAL INCOME                                    $   279,883    $   274,255

EXPENSES:
   Partnership Administration - Affiliates            43,158         54,233
   Partnership Administration and Property
      Management - Unrelated Parties                  12,081         10,843
      Depreciation                                    66,049         55,120
                                                  -----------    -----------
        Total Expenses                               121,288        120,196
                                                  -----------    -----------

OPERATING INCOME                                     158,595        154,059

OTHER INCOME:
  Interest Income                                     10,476         27,154
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                    169,071        181,213

Income from Discontinued Operations                  113,397        193,938
                                                  -----------    -----------
NET INCOME                                       $   282,468    $   375,151
                                                  ===========    ===========
NET INCOME ALLOCATED:
   General Partners                              $     2,825    $     2,313
   Limited Partners                                  279,643        372,838
                                                  -----------    -----------
                                                 $   282,468    $   375,151
                                                  ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                          $      8.30    $      8.84
  Discontinued Operations                               5.57           9.54
                                                  -----------    -----------
      Total                                      $     13.87    $     18.38
                                                  ===========    ===========
Weighted Average Units Outstanding                    20,166         20,286
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2007         2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $   282,468    $   375,151

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     66,049         77,793
     Real Estate Impairment                                0        143,902
     Gain on Sale of Real Estate                     (64,031)      (256,370)
     Decrease in Receivables                             486              0
     Decrease in Payable to
        AEI Fund Management, Inc.                    (31,652)       (25,963)
     Increase in Unearned Rent                        49,147         32,140
                                                  -----------    -----------
        Total Adjustments                             19,999        (28,498)
                                                  -----------    -----------
        Net Cash Provided By
            Operating Activities                     302,467        346,653
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                              0     (2,827,226)
   Proceeds from Sale of Real Estate                 262,698        860,603
                                                  -----------    -----------
        Net Cash Provided By (Used For)
            Investing Activities                     262,698     (1,966,623)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable              (2,465,948)      (262,628)
   Distributions to Partners                        (323,761)      (523,302)
                                                  -----------    -----------
        Net Cash Used For
          Financing Activities                    (2,789,709)      (785,930)
                                                  -----------    -----------
NET DECREASE IN CASH
      AND CASH EQUIVALENTS                        (2,224,544)    (2,405,900)

CASH AND CASH EQUIVALENTS, beginning of period     3,326,693      3,845,555
                                                  -----------    ----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,102,149    $ 1,439,655
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2005  $25,313    $16,111,786  $16,137,099   20,285.79

  Distributions              (5,233)      (518,069)    (523,302)

  Net Income                  2,313        372,838      375,151
                             -------    -----------  -----------  ---------
BALANCE, March 31, 2006     $22,393    $15,966,555  $15,988,948   20,285.79
                             =======    ===========  ===========  =========


BALANCE, December 31, 2006  $ 6,660    $13,375,862  $13,382,522   20,165.79

  Distributions              (3,238)      (320,523)    (323,761)

  Net Income                  2,825        279,643      282,468
                             -------    -----------  -----------  ---------
BALANCE, March 31, 2007     $ 6,247    $13,334,982  $13,341,229   20,165.79
                             =======    ===========  ===========  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2007

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2007 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.


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

(6)  Discontinued Operations -

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

     On April 30, 2006, the tenant exercised its option to terminate the Lease effective October 31, 2006. The tenant paid the Partnership the required payment of $43,025 on October 31, 2006, and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $143,902 was recognized, which was the difference between the book value at March 31, 2006 of $377,902 and the estimated fair value of $234,000. The charge was recorded against the cost of the land, building and equipment.

     In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. On November 21, 2006, the sale closed with the Partnership receiving net sale proceeds of $227,742, which resulted in a net loss of $6,258. At the time of sale, the net book value of the property was $234,000.

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

     During 2006, the Partnership sold 45.2151% of the Jared Jewelry store in Lakewood, Colorado, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,166,911, which resulted in a net gain of $419,982. The cost and related accumulated depreciation of the interests sold was $1,824,522 and $77,593, respectively. For the three months ended March 31, 2006, the net gain was $-0-.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     On February 28, 2007, the Partnership sold its remaining 4.7849% interest in the Jared Jewelry store in Lakewood, Colorado to an unrelated third party. The Partnership received net sale proceeds of $223,681, which resulted in a net gain of $38,811. The cost and related accumulated depreciation of the interest sold was $193,081 and $8,211, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $184,870.

     On March 16, 2007, the Partnership sold its 2.4058% interest in the Taco Cabana restaurant in Waco, Texas to the tenant. The Partnership received net sale proceeds of $39,017, which resulted in a net gain of $25,220. The cost and related accumulated depreciation of the interest sold was $19,721 and $5,924, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $13,797.

     The Partnership is attempting to sell its 50% interest in the Eckerd drug store in Auburn, New York. At March 31, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,178,646.

     During the first three months of 2007 and 2006, the Partnership distributed $39,275 and $182,826 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.93 and $8.92 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                2007         2006

     Rental Income                          $  49,366   $  104,213
     Property Management Expenses                   0          (70)
     Depreciation                                   0      (22,673)
     Real Estate Impairment                         0     (143,902)
     Gain on Disposal of Real Estate           64,031      256,370
                                             ---------   ----------
       Income from Discontinued Operations  $ 113,397   $  193,938
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

Results of Operations

        For the three months ended March 31, 2007 and 2006, the Partnership recognized rental income from continuing operations of $279,883 and $274,255, respectively. In 2007, rental income increased due to additional rent received from two property acquisitions in 2006 and rent increases on three properties. These increases were partially offset by a decrease in rental income related to a Lease amendment that reduced the annual rent for a property in exchange for an extension of the Lease term.

        For the three months ended March 31, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $43,158 and $54,233, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,081 and $10,843, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the three months ended March 31, 2007 and 2006, the Partnership recognized interest income of $10,476 and $27,154, respectively. In 2006, interest income was higher mainly due to the Partnership having more money invested in a money market account due to property sales. The majority of the sales proceeds were subsequently invested in real estate.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2007, the Partnership recognized income from discontinued operations of $113,397, representing rental income of $49,366 and gain on disposal of real estate of $64,031. For the three months ended March 31,
2006, the Partnership recognized income from discontinued operations of $193,938, representing rental income less property management expenses and depreciation of $81,470 and gain on disposal of real estate of $256,370, which were partially offset by a real estate impairment loss of $143,902.

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

        On April 30, 2006, the tenant exercised its option to terminate the Lease effective October 31, 2006. The tenant paid the Partnership the required payment of $43,025 on October 31, 2006, and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $143,902 was recognized, which was the difference between the book value at March 31, 2006 of $377,902 and the estimated fair value of $234,000. The charge was recorded against the cost of the land, building and equipment.

        In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. On November 21, 2006, the sale closed with the
Partnership receiving net sale proceeds of $227,742, which resulted in a net loss of $6,258. At the time of sale, the net book value of the property was $234,000.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During 2006, the Partnership sold 45.2151% of the Jared Jewelry store in Lakewood, Colorado, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,166,911, which resulted in a net gain of $419,982. The cost and related accumulated depreciation of the interests sold was $1,824,522 and $77,593, respectively. For the three months ended March 31, 2006, the net gain was $-0-.

        On February 28, 2007, the Partnership sold its remaining 4.7849% interest in the Jared Jewelry store in Lakewood, Colorado to an unrelated third party. The Partnership received net sale proceeds of $223,681, which resulted in a net gain of $38,811. The cost and related accumulated depreciation of the interest sold was $193,081 and $8,211, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $184,870.

        On March 16, 2007, the Partnership sold its 2.4058% interest in the Taco Cabana restaurant in Waco, Texas to the tenant. The Partnership received net sale proceeds of $39,017, which resulted in a net gain of $25,220. The cost and related accumulated depreciation of the interest sold was $19,721 and $5,924, respectively. At December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $13,797.

        The Partnership is attempting to sell its 50% interest in the Eckerd drug store in Auburn, New York. At March 31, 2007 and
December  31,  2006, the property was classified as  Real  Estate
Held for Sale with a book value of $2,178,646.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2007, the Partnership's cash balances decreased $2,224,544 as a result of distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the three months ended March 31, 2006, the Partnership's cash balances decreased $2,405,900 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $346,653 in 2006 to $302,467 in 2007 as the result of a decrease in total rental and interest income in 2007, which was partially offset by a decrease in Partnership administration and property management expenses in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2007 and 2006, the Partnership generated cash flow from the sale of real estate of $262,698 and $860,603, respectively. During the three months ended March 31, 2006, the Partnership expended $2,827,226 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2007 and 2006, the Partnership declared distributions of $323,761 and $523,302, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $320,523 and $518,069 and the General Partners received distributions of $3,238 and $5,233 for the periods, respectively. In March, June and December 2006, the Partnership declared special distributions of net sale proceeds of $156,566, $313,131 and $2,424,242, respectively, which resulted in higher distributions in 2006 and a higher distribution payable at December 31, 2006.

        During the first three months of 2007 and 2006, the Partnership distributed $39,275 and $182,826 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.93 and $8.92 per Limited Partnership Unit, respectively.

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

ITEM 2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS

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


Dated:  May 8, 2007           AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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