Form 10QSB
period 2007-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2007-08-13
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2007

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2007 and December 31, 2006

         Statements for the Periods ended June 30, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS
                                                   2007           2006
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,059,000    $ 3,326,693
  Receivables                                            0            486
                                                -----------    -----------
      Total Current Assets                       1,059,000      3,327,179
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           3,921,664      3,921,664
  Buildings and Equipment                        7,914,150      7,914,150
  Accumulated Depreciation                      (1,453,833)    (1,321,735)
                                                -----------    -----------
                                                10,381,981     10,514,079
  Real Estate Held for Sale                      2,178,646      2,377,313
                                                -----------    -----------
      Net Investments in Real Estate            12,560,627     12,891,392
                                                -----------    -----------
           Total  Assets                       $13,619,627    $16,218,571
                                                ===========    ===========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    15,012    $    53,611
  Distributions Payable                            315,772      2,782,438
  Unearned Rent                                     45,694              0
                                                -----------    -----------
      Total Current Liabilities                    376,478      2,836,049
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   5,266          6,660
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,166 Units outstanding                     13,237,883     13,375,862
                                                -----------    -----------
    Total Partners' Capital                     13,243,149     13,382,522
                                                -----------    -----------
     Total Liabilities and Partners' Capital   $13,619,627    $16,218,571
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended       Six Months Ended
                                6/30/07      6/30/06     6/30/07     6/30/06

RENTAL INCOME                  $ 280,749   $ 308,291   $ 560,632   $ 582,545

EXPENSES:
   Partnership Administration -
    Affiliates                    39,538      52,755      82,696     106,988
   Partnership Administration
    and Property Management -
    Unrelated Parties              7,310      11,053      19,391      21,896
   Depreciation                   66,049      66,026     132,098     121,146
                                ---------   ---------   ---------   ---------
        Total Expenses           112,897     129,834     234,185     250,030
                                ---------   ---------   ---------   ---------

OPERATING INCOME                 167,852     178,457     326,447     332,515

OTHER INCOME:
   Interest Income                11,635      13,474      22,111      40,628
                                ---------   ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                    179,487     191,931     348,558     373,143

Income from Discontinued
 Operations                       45,459      75,366     158,856     269,305
                                ---------   ---------   ---------   ---------
NET INCOME                     $ 224,946   $ 267,297   $ 507,414   $ 642,448
                                =========   =========   =========   =========
NET INCOME ALLOCATED:
   General Partners            $   2,249   $   2,673   $   5,074   $   4,986
   Limited Partners              222,697     264,624     502,340     637,462
                                ---------   ---------   ---------   ---------
                               $ 224,946   $ 267,297   $ 507,414   $ 642,448
                                =========   =========   =========   =========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations       $    8.81   $    9.36   $   17.11   $   18.21
   Discontinued Operations          2.23        3.68        7.80       13.21
                                ---------   ---------   ---------   ---------
        Total                  $   11.04   $   13.04   $   24.91   $   31.42
                                =========   =========   =========   =========
Weighted Average Units
 Outstanding                      20,166      20,286      20,166      20,286
                                =========   =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   507,414   $   642,448

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      132,098       164,385
     Real Estate Impairment                                  0       143,902
     Gain on Sale of Real Estate                       (64,031)     (256,370)
     Decrease in Receivables                               486             0
     Decrease in Payable to
        AEI Fund Management, Inc.                      (38,599)      (23,205)
     Increase in Unearned Rent                          45,694        54,010
                                                    -----------   -----------
        Total Adjustments                               75,648        82,722
                                                    -----------   -----------
        Net Cash Provided By
           Operating Activities                        583,062       725,170
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0    (2,827,840)
   Proceeds from Sale of Real Estate                   262,698       860,603
                                                    -----------   -----------
        Net Cash Provided By (Used For)
           Investing Activities                        262,698    (1,967,237)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                (2,466,666)     (106,065)
   Distributions to Partners                          (646,787)   (1,203,167)
                                                    -----------   -----------
        Net Cash Used For
          Financing Activities                      (3,113,453)   (1,309,232)
                                                    -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (2,267,693)   (2,551,299)

CASH AND CASH EQUIVALENTS, beginning of period       3,326,693     3,845,555
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,059,000   $ 1,294,256
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 2005   $25,313   $16,111,786  $16,137,099   20,285.79

  Distributions              (12,032)   (1,191,135)  (1,203,167)

  Net Income                   4,986       637,462      642,448
                             -------    -----------  ----------- -----------
BALANCE, June 30, 2006      $18,267    $15,558,113  $15,576,380   20,285.79
                             =======    ===========  =========== ===========


BALANCE, December 31, 2006  $ 6,660    $13,375,862  $13,382,522   20,165.79

  Distributions              (6,468)      (640,319)    (646,787)

  Net Income                  5,074        502,340      507,414
                             -------    -----------  ----------- -----------
BALANCE, June 30, 2007      $ 5,266    $13,237,883  $13,243,149   20,165.79
                             =======    ===========  =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2007

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

     During 2006, the Partnership sold 45.2151% of the Jared Jewelry store in Lakewood, Colorado, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,166,911, which resulted in a net gain of $419,982. The cost and related accumulated depreciation of the interests sold was $1,824,522 and $77,593, respectively. For the six months ended June 30, 2006, the net gain was $-0-.


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

     The Partnership is attempting to sell its 50% interest in the Eckerd drug store in Auburn, New York. At June 30, 2007 and December 31, 2006, the property was classified as Real
     Estate Held for Sale with a book value of $2,178,646.

     During the first six months of 2007 and 2006, the Partnership distributed $71,305 and $508,802 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.50 and $24.83 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                Three Months Ended       Six Months Ended
                               6/30/07      6/30/06     6/30/07     6/30/06

Rental Income                 $  46,189   $  96,537   $   95,555  $ 200,751
Property Management Expenses       (730)       (605)        (730)      (675)
Depreciation                          0     (20,566)           0    (43,239)
Real Estate Impairment                0           0            0   (143,902)
Gain on Disposal of Real Estate       0           0       64,031    256,370
                               ---------   ---------   ----------  ---------
   Income from Discontinued
    Operations                $  45,459   $  75,366   $  158,856  $ 269,305
                               =========   =========   ==========  =========


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

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for the Partners;

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

Results of Operations

        For the six months ended June 30, 2007 and 2006, the Partnership recognized rental income from continuing operations of $560,632 and $582,545, respectively. In 2007, rental income decreased due to a reduction in rental income related to a lease amendment that reduced the annual rent for a property in exchange for an extension of the lease term. This decrease was partially offset by additional rent received from two property acquisitions in 2006 and rent increases on three properties.

        For  the  six  months ended June 30, 2007 and  2006,  the
Partnership incurred Partnership administration expenses from affiliated parties of $82,696 and $106,988, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,391 and $21,896, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the six months ended June 30, 2007 and 2006, the Partnership recognized interest income of $22,111 and $40,628, respectively. In 2006, interest income was higher mainly due to the Partnership having more money invested in a money market account due to property sales. The majority of the sales proceeds were subsequently invested in real estate.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2007, the Partnership recognized income from discontinued operations of $158,856, representing rental income less property management expenses of $94,825 and gain on disposal of real estate of $64,031. For the six months ended June 30, 2006, the Partnership recognized income from discontinued operations of $269,305, representing rental income less property management expenses and depreciation of $156,837 and gain on disposal of real estate of $256,370, which were partially offset by a real estate impairment loss of $143,902.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During 2006, the Partnership sold 45.2151% of the Jared Jewelry store in Lakewood, Colorado, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,166,911, which resulted in a net gain of $419,982. The cost and related accumulated depreciation of the interests sold was $1,824,522 and $77,593, respectively. For the six months ended June 30, 2006, the net gain was $-0-.

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

        The Partnership is attempting to sell its 50% interest in the Eckerd drug store in Auburn, New York. At June 30, 2007 and
December  31,  2006, the property was classified as  Real  Estate
Held for Sale with a book value of $2,178,646.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2007, the Partnership's cash balances decreased $2,267,693 as a result of distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the six months ended June 30, 2006, the Partnership's cash balances decreased $2,551,299 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $725,170 in 2006 to $583,062 in 2007 as the result of a decrease in total rental and interest income in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2007.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2007 and 2006, the Partnership generated cash flow from the sale of real estate of $262,698 and $860,603, respectively. During the six months ended June 30, 2006, the Partnership expended $2,827,840 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2007 and 2006, the Partnership declared distributions of $646,787 and $1,203,167, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $640,319 and $1,191,135 and the General Partners received distributions of $6,468 and $12,032 for the periods, respectively. In March, June and December 2006, the Partnership declared special distributions of net sale proceeds of $156,566, $313,131 and $2,424,242, respectively, which resulted in higher distributions in 2006 and a higher distribution payable at December 31, 2006.

        During the first six months of 2007 and 2006, the Partnership distributed $71,305 and $508,802 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.50 and $24.83 per Limited Partnership Unit, respectively.

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


Dated:  August 6, 2007        AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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