Form 10QSB
period 2007-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2007-11-13
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2007

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


                              INDEX


PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2007 and December 31, 2006

         Statements for the Periods ended September 30, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS
                                                   2007           2006
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 2,007,616     $ 3,326,693
  Receivables                                            0             486
                                                -----------     -----------
      Total Current Assets                       2,007,616       3,327,179
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           3,877,096       3,921,664
  Buildings and Equipment                        7,059,038       7,914,150
  Accumulated Depreciation                      (1,095,223)     (1,321,735)
                                                -----------     -----------
                                                 9,840,911      10,514,079
  Real Estate Held for Sale                      1,788,046       2,377,313
                                                -----------     -----------
      Net Investments in Real Estate            11,628,957      12,891,392
                                                -----------     -----------
           Total  Assets                       $13,636,573     $16,218,571
                                                ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    25,601     $    53,611
  Distributions Payable                            315,182       2,782,438
  Unearned Rent                                     12,832               0
                                                -----------     -----------
      Total Current Liabilities                    353,615       2,836,049
                                                -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                   5,664           6,660
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,166 Units outstanding                     13,277,294      13,375,862
                                                -----------     -----------
      Total Partners' Capital                   13,282,958      13,382,522
                                                -----------     -----------
       Total Liabilities and Partners' Capital $13,636,573     $16,218,571
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                 Three Months Ended      Nine Months Ended
                               9/30/07       9/30/06   9/30/07       9/30/06

RENTAL INCOME               $  239,385   $  266,950  $  715,312   $  767,651

EXPENSES:
   Partnership Administration -
     Affiliates                 37,904       47,835     120,600      154,823
   Partnership Administration and
     Property Management -
     Unrelated Parties           4,655        7,754      23,180       29,298
   Depreciation                 59,137       59,142     177,411      166,464
                             ----------   ----------  ----------   ----------
        Total Expenses         101,696      114,731     321,191      350,585
                             ----------   ----------  ----------   ----------

OPERATING INCOME               137,689      152,219     394,121      417,066

OTHER INCOME:
   Interest Income              14,848       14,342      36,959       54,970
                             ----------   ----------  ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  152,537      166,561     431,080      472,036

Income from Discontinued
  Operations                   209,694      357,762     438,565      694,735
                             ----------   ----------  ----------   ----------
NET INCOME                  $  362,231   $  524,323  $  869,645   $1,166,771
                             ==========   ==========  ==========   ==========
NET INCOME ALLOCATED:
   General Partners         $    3,622   $    5,243  $    8,696   $   10,229
   Limited Partners            358,609      519,080     860,949    1,156,542
                             ----------   ----------  ----------   ----------
                            $  362,231   $  524,323  $  869,645   $1,166,771
                             ==========   ==========  ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $     7.49   $     8.13  $    21.16   $    23.04
   Discontinued Operations       10.29        17.46       21.53        33.97
                             ----------   ----------  ----------   ----------
        Total               $    17.78   $    25.59  $    42.69   $    57.01
                             ==========   ==========  ==========   ==========
Weighted Average Units
  Outstanding                   20,166       20,286      20,166       20,286
                             ==========   ==========  ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                   $   869,645     $ 1,166,771

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                   198,147         241,973
     Real Estate Impairment                               0         143,902
     Gain on Sale of Real Estate                   (196,977)       (499,957)
     Decrease in Receivables                            486               0
     Decrease in Payable to
        AEI Fund Management, Inc.                   (28,010)        (28,867)
     Increase in Unearned Rent                       12,832          27,180
                                                 -----------     -----------
        Total Adjustments                           (13,522)       (115,769)
                                                 -----------     -----------
        Net Cash Provided By
           Operating Activities                     856,123       1,051,002
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                             0      (2,829,990)
   Proceeds from Sale of Real Estate              1,261,265       2,098,073
                                                 -----------     -----------
        Net Cash Provided By (Used For)
           Investing Activities                   1,261,265        (731,917)
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable             (2,467,256)       (419,104)
   Distributions to Partners                       (969,209)     (1,569,903)
                                                 -----------     -----------
        Net Cash Used For
          Financing Activities                   (3,436,465)     (1,989,007)
                                                 -----------     -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                         (1,319,077)     (1,669,922)

CASH AND CASH EQUIVALENTS, beginning of period    3,326,693       3,845,555
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period        $ 2,007,616     $ 2,175,633
                                                 ===========     ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2005  $ 25,313   $16,111,786  $16,137,099    20,285.79

  Distributions              (15,699)   (1,554,204)  (1,569,903)

  Net Income                  10,229     1,156,542    1,166,771
                             -------    -----------  -----------  ----------
BALANCE, September 30, 2006 $ 19,843   $15,714,124  $15,733,967    20,285.79
                             =======    ===========  ===========  ==========


BALANCE, December 31, 2006  $  6,660   $13,375,862  $13,382,522    20,165.79

  Distributions               (9,692)     (959,517)    (969,209)
  Net Income                   8,696       860,949      869,645
                             -------    -----------  -----------  ----------
BALANCE, September 30, 2007 $ 5,664    $13,277,294  $13,282,958    20,165.79
                             =======    ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007

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

     During 2006, the Partnership sold 45.2151% of the Jared Jewelry store in Lakewood, Colorado, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,166,911, which resulted in a net gain of $419,982. The cost and related accumulated depreciation of the interests sold was $1,824,522 and $77,593, respectively. For the nine months ended September 30, 2006, the net gain was $243,587.


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

     During the third quarter of 2007, the Partnership sold 19.8660% of the Eckerd drug store in Auburn, New York, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $998,567, which resulted in a net gain of $132,946. The cost and related accumulated depreciation of the interests sold was $908,787 and $43,166, respectively.

     Subsequent to September 30, 2007, the Partnership sold an additional 22.1085% of the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received total net sale proceeds of approximately $1,109,000, which resulted in a net gain of approximately $145,700. The cost and related accumulated depreciation of the interests sold was $1,011,371 and $48,040, respectively. The Partnership is attempting to sell its remaining 8.0255% interest in the property. At September 30, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,313,025 and $2,178,646, respectively.

     In July 2007, the Partnership exercised its option, pursuant to the terms of the Lease, to require the tenant of the Applebee's restaurant in Crestwood, Missouri to purchase the property. The Partnership expects to receive net proceeds of approximately $1,534,000, which will result in a net gain of approximately $1,129,600. At September 30, 2007, the property was classified as Real Estate Held for Sale with a book value of $404,447.

     Subsequent to September 30, 2007, the tenant of the Applebee's restaurant in Temple Terrace, Florida exercised its option to purchase the property. The Partnership expects to receive net proceeds of approximately $195,000 for its 9.0963% interest in the property, which will result in a net gain of approximately $124,400. At September 30, 2007, the property was classified as Real Estate Held for Sale with a book value of $70,574.


     AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the first nine months of 2007 and 2006, the Partnership distributed $98,393 and $517,214 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.83 and $25.24 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                               Three Months Ended        Nine Months Ended
                             9/30/07       9/30/06     9/30/07      9/30/06

Rental Income               $  83,858    $ 133,208   $ 264,118    $ 415,803
Property Management Expenses     (198)        (587)     (1,794)      (1,614)
Depreciation                   (6,912)     (18,446)    (20,736)     (75,509)
Real Estate  Impairment             0            0           0     (143,902)
Gain on Disposal of
 Real Estate                  132,946      243,587     196,977      499,957
                             ---------    --------    ---------    ---------
   Income from Discontinued
     Operations             $ 209,694    $ 357,762   $ 438,565    $ 694,735
                             =========    ========    =========    =========


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

       For the nine months ended September 30, 2007 and 2006, the Partnership recognized rental income from continuing operations of $715,312 and $767,651, respectively. In 2007, rental income decreased due to a reduction in rental income related to a lease amendment that reduced the annual rent for a property in exchange for an extension of the lease term. This decrease was partially offset by additional rent received from two property acquisitions in 2006 and rent increases on three properties.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $120,600 and $154,823, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,180 and $29,298, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

       For the nine months ended September 30, 2007 and 2006, the Partnership recognized interest income of $36,959 and $54,970, respectively. In 2006, interest income was higher mainly due to the Partnership having more money invested in a money market account due to property sales. The majority of the sales proceeds were subsequently invested in real estate.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2007, the Partnership recognized income from discontinued operations of $438,565, representing rental income less property management expenses and depreciation of $241,588 and gain on disposal of real estate of $196,977. For the nine months ended September 30, 2006, the Partnership recognized income from discontinued operations of $694,735, representing rental income less property management expenses and depreciation of $338,680 and gain on disposal of real estate of $499,957, which were partially offset by a real estate impairment loss of $143,902.

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

        During 2006, the Partnership sold 45.2151% of the Jared Jewelry store in Lakewood, Colorado, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,166,911, which resulted in a net gain of $419,982. The cost and related accumulated depreciation of the interests sold was $1,824,522 and $77,593, respectively. For the nine months ended September 30, 2006, the net gain was $243,587.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During the third quarter of 2007, the Partnership sold 19.8660% of the Eckerd drug store in Auburn, New York, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $998,567, which resulted in a net gain of $132,946. The cost and related accumulated depreciation of the interests sold was $908,787 and $43,166, respectively.

        Subsequent to September 30, 2007, the Partnership sold an additional 22.1085% of the Eckerd drug store in Auburn, New York to an unrelated third party. The Partnership received total net sale proceeds of approximately $1,109,000, which resulted in a net gain of approximately $145,700. The cost and related accumulated depreciation of the interests sold was $1,011,371 and $48,040, respectively. The Partnership is attempting to sell its remaining 8.0255% interest in the property. At September 30, 2007 and December 31, 2006, the property was classified as Real Estate Held for Sale with a book value of $1,313,025 and $2,178,646, respectively.

        In July 2007, the Partnership exercised its option, pursuant to the terms of the Lease, to require the tenant of the Applebee's restaurant in Crestwood, Missouri to purchase the property. The Partnership expects to receive net proceeds of approximately $1,534,000, which will result in a net gain of approximately $1,129,600. At September 30, 2007, the property was classified as Real Estate Held for Sale with a book value of $404,447.

        Subsequent to September 30, 2007, the tenant of the Applebee's restaurant in Temple Terrace, Florida exercised its option to purchase the property. The Partnership expects to receive net proceeds of approximately $195,000 for its 9.0963% interest in the property, which will result in a net gain of approximately $124,400. At September 30, 2007, the property was classified as Real Estate Held for Sale with a book value of $70,574.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2007, the Partnership's cash balances decreased $1,319,077 as a result of distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the nine months ended September 30, 2006, the Partnership's cash balances decreased $1,669,922 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $1,051,002 in 2006 to $856,123 in 2007 as the result of a decrease in total rental and interest income in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2007.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2007 and 2006, the Partnership generated cash flow from the sale of real estate of $1,261,265 and $2,098,073, respectively. During the nine months ended September 30, 2006, the Partnership expended $2,829,990 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

       For the nine months ended September 30, 2007 and 2006, the Partnership declared distributions of $969,209 and $1,569,903, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $959,517 and $1,554,204 and the General Partners received distributions of $9,692 and $15,699 for the periods, respectively. In March, June and December 2006, the Partnership declared special distributions of net sale proceeds of $156,566, $313,131 and $2,424,242, respectively, which resulted in higher distributions in 2006 and a higher distribution payable at December 31, 2006.

        During the first nine months of 2007 and 2006, the Partnership distributed $98,393 and $517,214 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.83 and $25.24 per Limited Partnership Unit, respectively.

       During 2007, the Partnership did not redeem any Units from the Limited Partners. During 2006, three Limited Partners redeemed a total of 120.0 Partnership Units for $31,077 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 77 Limited Partners redeemed 866.14 Partnership Units for $557,626. The redemptions increase the remaining Limited Partners' ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $314 in 2006.

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


Dated:  November 9, 2007      AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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