Form 10KSB/A
period 2006-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2008-01-11
CIK 868740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB/A2

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

                         AEI NET LEASE INCOME & GROWTH FUND XIX
                         Limited Partnership
                         By: AEI Fund Management XIX, Inc.
                             Its Managing General Partner


January 7, 2008          By: /s/ Robert P Johnson
                                 Robert P. Johnson, President and Director
                                 (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                            Title                     Date


/s/Robert P Johnson  President (Principal Executive Officer) January 7, 2008
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer and Treasurer   January 7, 2008
   Patrick W. Keene  (Principal Accounting Officer)