Form 10KSB
period 2007-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2008-03-28
CIK 868740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2007

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

The Issuer's revenues for the year ended December 31, 2007 were $956,000.

As of February 29, 2008, there were 20,160.668 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,160,668.

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

        The Partnership's properties were purchased without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the properties is limited in the aggregate to 20% of the purchase price of all properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. At the time the properties were acquired, the remaining primary lease term varied from 13 to 20 years, except for the Tractor Supply Company store, which had a remaining primary term of 7.4 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        During 2007, the Partnership sold 45.8938% of the Eckerd drug store in Auburn, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,302,785, which resulted in a net gain of $303,057. The cost and related accumulated depreciation of the interests sold was $2,099,450 and $99,722, respectively.

        Subsequent to December 31, 2007, the Partnership sold its remaining 4.1062% interest in the Eckerd drug store in Auburn, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $203,000, which resulted in a net gain of approximately $24,100. The cost and related accumulated depreciation of the interests sold was $187,841 and $8,923, respectively. At December 31, 2007 and 2006, the property was classified as Real Estate Held for Sale with a book value of $178,918 and $2,178,646, respectively.

        In July 2007, the Partnership exercised its option, pursuant to the terms of the Lease, to require the tenant of the Applebee's restaurant in Crestwood, Missouri to purchase the property. On November 28, 2007, the sale closed with the Partnership receiving net sale proceeds of $1,537,683, which resulted in a net gain of $1,133,236. At the time of sale, the cost and related accumulated depreciation was $803,418 and $398,971, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In October 2007, the tenant of the Applebee's restaurant in Temple Terrace, Florida exercised its option to purchase the property. The Partnership expects to receive net proceeds of approximately $195,000 for its 9.0963% interest in the property, which will result in a net gain of approximately $124,400. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $70,574.

Major Tenants

        During 2007, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 49% of total rental revenue in 2007. It is anticipated that, based on minimum rental payments required under the leases, Kona Restaurant Group, Inc. and Winn-Dixie will continue to contribute more than ten percent of rental revenue in 2008 and future years. Gourmet Systems, Inc. and Eckerd Corporation will not continue to be major tenants as the properties they leased were sold in 2007. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.DESCRIPTION OF PROPERTIES. (Continued)

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, classified as operating leases. The only exception is under the Lease for the Advance Auto Parts store, the Partnership is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. The Partnership holds an undivided fee simple interest in the properties.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2007.

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

HomeTown Buffet Restaurant
 Tucson, AZ                              Summit Family
 (2.2074%)         6/16/93  $   28,418 Restaurants, Inc. $  4,878  $23.00

Applebee's Restaurant
 Temple Terrace, FL                    Casual Restaurant
 (9.0963%)         10/1/93  $   96,262   Concepts, Inc.  $  19,561 $46.35

Champps Americana Restaurant              Champps
 Troy, MI                                Operating
 (.016%)            9/3/98  $      788  Corporation      $     101 $57.06

Tumbleweed Restaurant
 Chillicothe, OH
 (40%)            11/20/98  $  505,224 Tumbleweed, Inc.  $  60,885 $27.75

Marie Callender's Restaurant               Marie
 Henderson, NV                            Callender
 (2.5775%)         9/28/99  $   44,142  Pie Shops, Inc.  $   4,371 $28.19


ITEM 2.DESCRIPTION OF PROPERTIES. (Continued)

                           Total Property               Annual    Annual
                  Purchase  Acquisition                 Lease    Rent Per
Property            Date      Costs        Tenant      Payment    Sq. Ft.

Champps Americana Restaurant              Champps
 Utica, MI                               Operating
 (28%)             2/12/02  $  963,874  Corporation      $113,093  $47.05

Biaggi's Restaurant
 Ft. Wayne, IN                          Biaggi's Ristorante
 (50%)              7/3/03  $1,379,347    Italiano, LLC  $130,540  $27.62

Winn-Dixie Retail Store
 Panama City, FL                        Winn-Dixie Stores
 (37%)             9/19/03  $1,712,829    Leasing, LLC   $138,380  $ 7.23

Johnny Carino's Restaurant              Kona Restaurant
 Brownsville, TX  12/30/03  $2,322,610   Group, Inc.     $197,832  $32.09

Eckerd Drug Store
 Auburn, NY                                Eckerd
 (4.1062%)         5/10/04  $  187,841   Corporation     $ 15,173   $26.75

Advance Auto Parts Store                Advance Stores
  Harlingen, TX    2/17/06  $1,600,003  Company, Inc.    $111,210   $16.43

Tractor Supply Company Store
 Mesquite, TX                            Tractor Supply
 (50%)             3/10/06  $1,231,625     Company       $ 87,258   $ 9.15


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties. The remaining interests in the Biaggi's restaurant and the Tractor Supply Company store are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Winn-Dixie store are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. The remaining interests in the Marie Callender's restaurant, the HomeTown Buffet restaurant, the Champps Americana restaurant in Troy, Michigan, the Applebee's restaurant in Temple Terrace, Florida and the Eckerd drug store are owned by unrelated third parties.

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


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

        At December 31, 2007, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2007, there were 1,427 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

       Cash distributions of $53,320 and $43,608 were made to the General Partners and $5,278,716 and $4,317,269 were made to the Limited Partners in 2007 and 2006, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $4,145,448 and $2,942,898 in 2007 and 2006, respectively. The distributions  reduced  the  Limited Partners'  Adjusted  Capital
Contributions.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. Units tendered to the Partnership are redeemed on October 1st of each year subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the last three months of 2007, the Partnership did not purchase any Units.

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

        The Partnership purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the years ended December 31, 2007 and 2006, the Partnership recognized rental income from continuing operations of $956,000 and $1,005,422, respectively. In 2007, rental income decreased due to a reduction in rental income related to a lease amendment that reduced the annual rent for a property in exchange for an extension of the lease term. This decrease was partially offset by additional rent received from two property acquisitions in 2006 and rent increases on three properties.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $153,565 and $198,740, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,377 and $33,740, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the years ended December 31, 2007 and 2006, the Partnership recognized interest income of $74,472 and $92,679, respectively. In 2006, interest income was higher mainly due to the Partnership having more money invested in a money market account due to property sales. The majority of the sales proceeds were subsequently invested in real estate.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2007, the Partnership recognized income from discontinued operations of $1,779,773, representing rental income less property management expenses and depreciation of $279,449 and gain on disposal of real estate of $1,500,324. For the year ended December 31, 2006, the Partnership recognized income from discontinued operations of $997,695, representing rental income less property management expenses and depreciation of $471,503 and gain on disposal of real estate of $670,094, which were partially offset by a real estate impairment loss of $143,902.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During 2007, the Partnership sold 45.8938% of the Eckerd drug store in Auburn, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,302,785, which resulted in a net gain of $303,057. The cost and related accumulated depreciation of the interests sold was $2,099,450 and $99,722, respectively.

        Subsequent to December 31, 2007, the Partnership sold its remaining 4.1062% interest in the Eckerd drug store in Auburn, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $203,000, which resulted in a net gain of approximately $24,100. The cost and related accumulated depreciation of the interests sold was $187,841 and $8,923, respectively. At December 31, 2007 and 2006, the property was classified as Real Estate Held for Sale with a book value of $178,918 and $2,178,646, respectively.

        In July 2007, the Partnership exercised its option, pursuant to the terms of the Lease, to require the tenant of the Applebee's restaurant in Crestwood, Missouri to purchase the property. On November 28, 2007, the sale closed with the Partnership receiving net sale proceeds of $1,537,683, which resulted in a net gain of $1,133,236. At the time of sale, the cost and related accumulated depreciation was $803,418 and $398,971, respectively.

        In October 2007, the tenant of the Applebee's restaurant in Temple Terrace, Florida exercised its option to purchase the property. The Partnership expects to receive net proceeds of approximately $195,000 for its 9.0963% interest in the property, which will result in a net gain of approximately $124,400. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $70,574.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2007, the Partnership's cash balances increased $1,504,292 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2006, the Partnership's cash balances decreased $518,862 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $1,440,143 in 2006 to $1,160,014 in 2007 as the result of a decrease in total rental and interest income in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2007.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2007 and 2006, the Partnership generated cash flow from the sale of real estate of $4,103,166 and $3,255,256, respectively. During the year ended December 31, 2006, the Partnership expended $2,831,628 to invest in real properties (inclusive of acquisition expenses), as the Partnership reinvested cash generated from property sales.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2007 and 2006, the Partnership declared distributions of $5,332,036 and $4,360,877, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $5,278,716 and $4,317,269 and the General Partners received distributions of $53,320 and $43,608 for the periods, respectively. In March, June and December 2006, the Partnership declared special distributions of net sale proceeds of $156,566, $313,131 and $2,424,242, respectively. In December
2007, the Partnership declared a special distribution of net sale proceeds of $4,040,404, which resulted in higher distributions in 2007 and a higher distribution payable at December 31, 2007.

       During 2007 and 2006, the Partnership distributed net sale proceeds of $4,187,321 and $2,972,624 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $205.57 and $145.78 per Limited Partnership Unit, respectively.

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





   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2007 and 2006

Statements for the Years Ended December 31, 2007 and 2006:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements






     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2007 and 2006, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                          /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants

Minneapolis, Minnesota
March 24, 2008

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                    2007          2006
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 4,830,985   $ 3,326,693
  Receivables                                             0           486
                                                 -----------   -----------
      Total Current Assets                        4,830,985     3,327,179
                                                 -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            3,877,096     3,921,664
  Buildings and Equipment                         7,059,038     7,914,150
  Accumulated Depreciation                       (1,154,358)   (1,321,735)
                                                 -----------   -----------
                                                  9,781,776    10,514,079
  Real Estate Held for Sale                         249,492     2,377,313
                                                 -----------   -----------
      Net Investments in Real Estate             10,031,268    12,891,392
                                                 -----------   -----------
           Total  Assets                        $14,862,253   $16,218,571
                                                 ===========   ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    68,424   $    53,611
  Distributions Payable                           4,355,586     2,782,438
                                                 -----------   -----------
      Total Current Liabilities                   4,424,010     2,836,049
                                                 -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                   14,625         6,660
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,166  Units outstanding in 2007 and 2006    10,423,618    13,375,862
                                                 -----------   -----------
      Total Partners' Capital                    10,438,243    13,382,522
                                                 -----------   -----------
       Total Liabilities and Partners' Capital  $14,862,253   $16,218,571
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                    2007           2006

RENTAL INCOME                                  $   956,000     $ 1,005,422

EXPENSES:
  Partnership Administration - Affiliates          153,565         198,740
  Partnership Administration and Property
     Management - Unrelated Parties                 32,377          33,740
  Depreciation                                     236,546         225,625
                                                -----------     -----------
      Total Expenses                               422,488         458,105
                                                -----------     -----------

OPERATING INCOME                                   533,512         547,317

OTHER INCOME:
  Interest Income                                   74,472          92,679
                                                -----------     -----------

INCOME FROM CONTINUING OPERATIONS                  607,984         639,996

Income from Discontinued Operations              1,779,773         997,695
                                                -----------     -----------
NET INCOME                                     $ 2,387,757     $ 1,637,691
                                                ===========     ===========
NET INCOME ALLOCATED:
  General Partners                             $    61,285     $    25,269
  Limited Partners                               2,326,472       1,612,422
                                                -----------     -----------
                                               $ 2,387,757     $ 1,637,691
                                                ===========     ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $     29.85     $     31.28
  Discontinued Operations                            85.52           48.32
                                                -----------     -----------
      Total                                    $    115.37     $     79.60
                                                ===========     ===========
Weighted Average Units Outstanding                  20,166          20,256
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                      2007           2006
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 2,387,757    $ 1,637,691

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     257,282        308,144
     Real Estate Impairment                                 0        143,902
     Gain on Sale of Real Estate                   (1,500,324)      (670,094)
     Decrease in Receivables                              486          1,746
     Increase in Payable to
        AEI Fund Management, Inc.                      14,813         18,754
                                                   -----------    -----------
         Total Adjustments                         (1,227,743)      (197,548)
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                     1,160,014      1,440,143
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                0     (2,831,628)
  Proceeds from Sale of Real Estate                 4,103,166      3,255,256
                                                   -----------    -----------
       Net Cash Provided By
           Investing Activities                     4,103,166        423,628
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                 1,573,148      2,009,635
  Distributions to Partners                        (5,332,036)    (4,360,877)
  Redemption Payments                                       0        (31,391)
                                                   -----------    -----------
       Net Cash Used For
         Financing Activities                      (3,758,888)    (2,382,633)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             1,504,292       (518,862)

CASH AND CASH EQUIVALENTS, beginning of period      3,326,693      3,845,555
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 4,830,985    $ 3,326,693
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                               Partnership
                             General    Limited                   Units
                             Partners   Partners    Total      Outstanding


BALANCE, December 31, 2005  $ 25,313  $16,111,786  $16,137,099   20,285.79

  Distributions              (43,608)  (4,317,269)  (4,360,877)

  Redemption Payments           (314)     (31,077)     (31,391)    (120.00)

  Net Income                  25,269    1,612,422    1,637,691
                             -------   ----------   ----------   ---------
BALANCE, December 31, 2006     6,660   13,375,862   13,382,522   20,165.79

  Distributions              (53,320)  (5,278,716)  (5,332,036)

  Net Income                  61,285    2,326,472    2,387,757
                             -------   ----------   ----------   ---------
BALANCE, December 31, 2007  $ 14,625  $10,423,618  $10,438,243   20,165.79
                             =======   ==========   ==========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     Real Estate

       The Partnership's real estate is leased under triple net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership purchases properties and records them at cost. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

       In  accordance  with  Statement  of  Financial  Accounting
       Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations.

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2007 and 2006.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2007 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership, and an unrelated third party. The Partnership owns a 28% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns a 50% interest in a Biaggi's restaurant and a 50% interest in a Tractor Supply Company store. The remaining interests in these properties are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The Partnership owns a 37% interest in a Winn-Dixie store. The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, and unrelated third parties. As of December 31, 2007, the Partnership owns a 4.1062% interest in an Eckerd drug store. The remaining interests in this property are owned by unrelated third parties. AEI Real Estate Fund XVIII Limited Partnership owned a 50% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2006 and 2007.

     The Partnership owned a 13% interest in a Razzoo's restaurant in Austin, Texas. The remaining interests in this property were owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owned a 50% interest in a Jared Jewelry store. AEI Real Estate Fund XVIII Limited Partnership owned a 50% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2006.



   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                           Total Incurred by the Partnership
                                            for the Years Ended December 31

                                                          2007        2006
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  the results of operations to the Limited Partners.    $ 153,565  $ 198,740
                                                         ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                       $  34,100  $  36,907
                                                         ========   ========
c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Partnership.                                      $       0  $  54,928
                                                         ========   ========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                            $ 126,068  $ 125,821
                                                         ========   ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The only exception is under the Lease for the Advance Auto Parts store, the Partnership is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. At the time the properties were acquired, the remaining primary lease term varied from 13 to 20 years, except for the Tractor Supply Company store, which had a remaining primary term of 7.4 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2007  are   as
     follows:
                                          Buildings and           Accumulated
Property                         Land       Equipment     Total   Depreciation

Taco Cabana, San Antonio, TX   $  598,533 $  548,741  $ 1,147,274 $  294,119
HomeTown Buffet, Tucson, AZ        15,314     13,104       28,418      6,353
Champps Americana, Troy, MI           256        532          788        169
Tumbleweed, Chillicothe, OH       206,725    298,499      505,224     97,119
Marie Callender's, Henderson, NV   18,209     25,933       44,142      7,129
Champps Americana, Utica, MI      346,554    617,320      963,874    126,312
Biaggi's, Ft. Wayne, IN           503,205    876,142    1,379,347    131,422
Winn-Dixie, Panama City, FL       338,850  1,373,979    1,712,829    196,554
Johnny Carino's,Brownsville, TX 1,035,895  1,286,715    2,322,610    171,564
Advance Auto Parts, Harlingen, TX 486,588  1,113,415    1,600,003     69,589
Tractor Supply, Mesquite, TX      326,967    904,658    1,231,625     54,028
                                ---------  ---------   ----------  ---------
                               $3,877,096 $7,059,038  $10,936,134 $1,154,358
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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

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

     The Partnership owns a 2.2074% interest in a HomeTown Buffet restaurant, a 9.0963% interest in an Applebee's restaurant in Temple Terrace, Florida, a .016% interest in a Champps restaurant in Troy, Michigan and a 2.5775% interest in a Marie Callender's restaurant. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2007, the minimum future rent payments required by the leases are as follows:

                       2008           $ 1,004,378
                       2009             1,016,449
                       2010             1,020,351
                       2011             1,032,448
                       2012             1,050,135
                       Thereafter       4,666,463
                                       ----------
                                      $ 9,790,224
                                       ==========

     There were no contingent rents recognized in 2007 and 2006.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                        Industry        2007       2006

     Kona Restaurant Group, Inc.     Restaurant   $ 196,363  $ 202,114
     Eckerd Corporation              Retail         141,534    184,753
     Winn-Dixie Stores Leasing, LLC  Retail         138,380        N/A
     Gourmet Systems, Inc.           Restaurant     138,132        N/A
     Texas Taco Cabana L.P.          Restaurant         N/A    205,897
                                                   --------   --------
     Aggregate rent revenue of major tenants      $ 614,409  $ 592,764
                                                   ========   ========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  49%        38%
                                                   ========   ========

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(6)  Discontinued Operations - (Continued)

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(6)  Discontinued Operations - (Continued)

     During 2007, the Partnership sold 45.8938% of the Eckerd drug store in Auburn, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,302,785, which resulted in a net gain of $303,057. The cost and related accumulated depreciation of the interests sold was $2,099,450 and $99,722, respectively.

     Subsequent to December 31, 2007, the Partnership sold its remaining 4.1062% interest in the Eckerd drug store in Auburn, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $203,000, which resulted in a net gain of approximately $24,100. The cost and related accumulated depreciation of the interests sold was $187,841 and $8,923, respectively. At December 31, 2007 and 2006, the property was classified as Real Estate Held for Sale with a book value of $178,918 and $2,178,646, respectively.

     In July 2007, the Partnership exercised its option, pursuant to the terms of the Lease, to require the tenant of the Applebee's restaurant in Crestwood, Missouri to purchase the property. On November 28, 2007, the sale closed with the Partnership receiving net sale proceeds of $1,537,683, which resulted in a net gain of $1,133,236. At the time of sale, the cost and related accumulated depreciation was $803,418 and $398,971, respectively.

     In October 2007, the tenant of the Applebee's restaurant in Temple Terrace, Florida exercised its option to purchase the property. The Partnership expects to receive net proceeds of approximately $195,000 for its 9.0963% interest in the property, which will result in a net gain of approximately $124,400. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $70,574.

     During 2007 and 2006, the Partnership distributed net sale proceeds of $4,187,321 and $2,972,624 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $205.57 and $145.78 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                   2007          2006

     Rental Income                              $  301,908   $  557,189
     Property Management Expenses                   (1,723)      (3,167)
     Depreciation                                  (20,736)     (82,519)
     Real Estate Impairment                              0     (143,902)
     Gain on Disposal of Real Estate             1,500,324      670,094
                                                 ----------   ----------
          Income from Discontinued Operations   $ 1,779,773  $  997,695
                                                 ==========   ==========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(7)  Partners' Capital -

     Cash distributions of $53,320 and $43,608 were made to the General Partners and $5,278,716 and $4,317,269 were made to the Limited Partners for the years ended December 31, 2007 and 2006, respectively. The Limited Partners' distributions represent $261.76 and $213.14 per Limited Partnership Unit outstanding using 20,166 and 20,256 weighted average Units in 2007 and 2006, respectively. The distributions represent $115.37 and $78.06 per Unit of Net Income and $146.39 and
     $135.08 per Unit of return of capital in 2007 and 2006, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $4,145,448 and $2,942,898 in 2007 and 2006, respectively.
     The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $493.39 per original $1,000 invested.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                       2007         2006

     Net Income for Financial Reporting Purposes    $2,387,757   $1,637,691

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes     23,154       37,165

     Gain on Sale of Real Estate for Tax Purposes
       Over (Under) Gain for Financial Reporting
       Purposes                                        (18,634)       2,001
                                                     ----------   ----------
           Taxable Income to Partners               $2,392,277   $1,676,857
                                                     ==========   ==========


     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                        2007         2006

     Partners'Capital for Financial Reporting
       Purposes                                     $10,438,243  $13,382,522

     Adjusted Tax Basis of Investments in Real Estate
       Over Net Investments in Real Estate
       for Financial Reporting Purposes                 141,069      136,549

     Syndication Costs Treated as Reduction
       of  Capital For Financial Reporting Purposes   3,012,278    3,012,278
                                                     -----------  -----------
     Partners' Capital for Tax Reporting Purposes   $13,591,590  $16,531,349
                                                     ===========  ===========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     2007                 2006
                            Carrying     Fair     Carrying       Fair
                             Amount     Value      Amount        Value

     Money Market Funds    $4,830,985  $4,830,985  $3,326,693  $3,326,693
                            ---------   ---------   ---------   ---------
      Total Cash and
       Cash Equivalents    $4,830,985  $4,830,985  $3,326,693  $3,326,693
                            =========   =========   =========   =========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8AT.CONTROLS AND PROCEDURES.

       (a)  Disclosure Controls and Procedures.

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 8AT.CONTROLS AND PROCEDURES. (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         (ii) Changes in Internal Control Over Financial Reporting. During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

       None.


                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS AND CORPORATE GOVERNANCE;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS AND CORPORATE GOVERNANCE;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. (Continued)

        Robert P. Johnson, age 63, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December 2008. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 48, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2008. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2007. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2007 fiscal year.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2008:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2007 and 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2007, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2007.

Person or Entity                                     Amount Incurred From
 Receiving                   Form and Method    Inception (September 14, 1990)
Compensation                 of Compensation         To December 31, 2007

AEI Securities, Inc.  Selling Commissions equal to 7%       $2,115,193
                      of proceeds plus a 3% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other       $  903,786
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all         $  793,888
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for all         $3,863,605
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)


Person or Entity                                     Amount Incurred From
 Receiving                   Form and Method    Inception (September 14, 1990)
Compensation                 of Compensation         To December 31, 2007

General Partners and  Reimbursement at Cost for all         $1,246,194
Affiliates            expenses realted to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal     $  245,874
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1% of distributions of Net Proceeds   $  113,155
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10% of distributions of
                      Net Proceeds of Sale thereafter.


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

    10.3 First Amendment to Net Lease Agreement dated November 20, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, Robert P. Johnson and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street,
    Chillicothe,  Ohio  (incorporated  by  reference  to  Exhibit
    10.53 of Form 10-KSB filed March 30, 1999).

    10.4 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 15, 2001).

ITEM 13.  EXHIBITS.  (Continued)

    10.5 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.77 of Form 10-KSB filed March 29, 2002).

    10.6 Assignment and Assumption of Lease dated July 3, 2003, between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and NMA Fort Wayne, LLC relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed August 14, 2003).

    10.7 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24, LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 13, 2003).

    10.8 Net Lease Agreement dated December 30, 2003 between the Partnership and Kona Restaurant Group, Inc. relating to the Property at 2600 Highway 77/83, North Brownsville, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 14, 2004).

    10.9 Assignment and Assumption of Lease dated May 10, 2004 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Grant Ave. & Standard Ave. Development, LLC relating to the Property at 157 Grant Avenue, Auburn, New York (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 24, 2004).

    10.10 Assignment and Assumption of Lease dated February 17, 2006 between the Partnership and Meyer-Lamph Development Group, LTD. relating to the Property at 621 South 77 Sunshine Strip, Harlingen, Texas (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 30, 2006).

    10.11 Assignment of Lease dated March 10, 2006 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and VR Partners I, L.P. relating to the Property at 1740 Belt Line Road, Mesquite, Texas (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed March 30,
    2006).

    10.12 Purchase Agreement dated September 25, 2006 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Dan Quinlan
    relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 13, 2006).

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

    32    Certification  of Chief  Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2007 and 2006:

     Fee Category                            2007       2006

     Audit Fees                           $  14,550   $ 13,650
     Audit-Related Fees                           0         21
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           --------    -------
          Total Fees                      $  14,550   $ 13,671
                                            =======    =======

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


                            AEI  NET LEASE INCOME & GROWTH FUND XIX
                            Limited Partnership
                            By: AEI Fund Management XIX, Inc.
                               Its Managing General Partner


March 24, 2008              By:/s/ Robert P Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                         Date


/s/Robert P Johnson  President (Principal Executive Officer)  March 24, 2008
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer and Treasurer    March 24, 2008
   Patrick W. Keene  (Principal Accounting Officer)