Form 10-Q
period 2008-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2008-05-14
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2008

               Commission File Number:  000-19838


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)


      State of Minnesota                   41-1677062
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of principal executive offices)

                          (651) 227-7333
                 (Registrant's telephone number)

                        Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X] Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer        Accelerated filer

     Non-accelerated filer          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2008 and December 31, 2007

         Statements for the Three Months ended March 31, 2008 and 2007:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T.Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk  Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                     2008           2007
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,066,477    $ 4,830,985

INVESTMENTS IN REAL ESTATE:
  Land                                             2,841,201      3,877,096
  Buildings and Equipment                          5,772,323      7,059,038
  Accumulated Depreciation                        (1,031,208)    (1,154,358)
                                                  -----------    -----------
                                                   7,582,316      9,781,776
  Real Estate Held for Sale                        2,140,323        249,492
                                                  -----------    -----------
      Net Investments in Real Estate               9,722,639     10,031,268
                                                  -----------    -----------
           Total  Assets                         $10,789,116    $14,862,253
                                                  ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    34,051    $    68,424
  Distributions Payable                              244,983      4,355,586
  Unearned Rent                                       29,197              0
                                                  -----------    -----------
      Total Current Liabilities                      308,231      4,424,010
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    15,052         14,625
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,166 Units outstanding                       10,465,833     10,423,618
                                                  -----------    -----------
      Total Partners' Capital                     10,480,885     10,438,243
                                                  -----------    -----------
       Total Liabilities and Partners' Capital   $10,789,116    $14,862,253
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                     2008           2007

RENTAL INCOME                                    $   191,564    $   188,996

EXPENSES:
   Partnership Administration - Affiliates            37,696         43,158
   Partnership Administration and Property
      Management - Unrelated Parties                  10,643         11,741
   Depreciation                                       48,414         48,414
                                                  -----------    -----------
        Total Expenses                                96,753        103,313
                                                  -----------    -----------

OPERATING INCOME                                      94,811         85,683

OTHER INCOME:
  Interest Income                                      5,314         10,476
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                    100,125         96,159

Income from Discontinued Operations                  193,128        186,309
                                                  -----------    -----------
NET INCOME                                       $   293,253    $   282,468
                                                  ===========    ===========
NET INCOME ALLOCATED:
   General Partners                              $     2,933    $     2,825
   Limited Partners                                  290,320        279,643
                                                  -----------    -----------
                                                 $   293,253    $   282,468
                                                  ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                          $      4.92    $      4.72
  Discontinued Operations                               9.48           9.15
                                                  -----------    -----------
      Total                                      $     14.40    $     13.87
                                                  ===========    ===========
Weighted Average Units Outstanding                    20,166         20,166
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                        2008         2007

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                     $   293,253   $   282,468

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                       59,137        66,049
     Gain on Sale of Real Estate                      (147,054)      (64,031)
     Decrease in Receivables                                 0           486
     Decrease in Payable to
        AEI Fund Management, Inc.                      (34,373)      (31,652)
     Increase in Unearned Rent                          29,197        49,147
                                                    -----------   -----------
        Total Adjustments                              (93,093)       19,999
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       200,160       302,467
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   396,546       262,698
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                (4,110,603)   (2,465,948)
   Distributions to Partners                          (250,611)     (323,761)
                                                    -----------   -----------
        Net Cash Used For
         Financing Activities                       (4,361,214)   (2,789,709)
                                                    -----------   -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                            (3,764,508)   (2,224,544)

CASH AND CASH EQUIVALENTS, beginning of period       4,830,985     3,326,693
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,066,477   $ 1,102,149
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 2006  $  6,660   $13,375,862  $13,382,522   20,165.79

  Distributions               (3,238)     (320,523)    (323,761)

  Net Income                   2,825       279,643      282,468
                             --------   -----------  ----------- -----------
BALANCE, March 31, 2007     $  6,247   $13,334,982  $13,341,229   20,165.79
                             ========   ===========  =========== ===========


BALANCE, December 31, 2007  $ 14,625   $10,423,618  $10,438,243   20,165.79

  Distributions               (2,506)     (248,105)    (250,611)

  Net Income                   2,933       290,320      293,253
                             --------   -----------  ----------- -----------
BALANCE, March 31, 2008     $ 15,052   $10,465,833  $10,480,885   20,165.79
                             ========   ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2008

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Net Lease Income & Growth Fund XIX Limited Partnership ("Partnership") was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XIX, Inc. ("AFM"), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. ("AEI"), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior period's financial statements have been reclassified to conform to 2008 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.


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

(5)  Discontinued Operations -

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

     During 2007, the Partnership sold 45.8938% of the Eckerd drug store in Auburn, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,302,785, which resulted in a net gain of $303,057. The cost and related accumulated depreciation of the interests sold was $2,099,450 and $99,722, respectively. For the three months ended March 31, 2007, the net gain was $-0-.

     During the first quarter of 2008, the Partnership sold its remaining 4.1062% interest in the Eckerd drug store in Auburn, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $203,264, which resulted in a net gain of $24,346. The cost and related accumulated depreciation of the interests sold was $187,841 and $8,923, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $178,918.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     In October 2007, the tenant of the Applebee's restaurant in Temple Terrace, Florida exercised its option to purchase the property. On March 20, 2008, the sale closed with the Partnership receiving net proceeds of $193,282 for its 9.0963% interest in the property, which resulted in a net gain of $122,708. At the time of sale, the cost and related accumulated depreciation was $96,262 and $25,688, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $70,574.

     In March 2008, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Brownsville, Texas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $2,564,000, which will result in a net gain of approximately $423,700. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $2,140,323.

     During the first three months of 2008 and 2007, the Partnership distributed net sale proceeds of $45,276 and $39,275 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.22 and $1.93 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                2008         2007

     Rental Income                           $  56,707   $ 140,253
     Property Management Expenses                   90        (340)
     Depreciation                              (10,723)    (17,635)
     Gain on Disposal of Real Estate           147,054      64,031
                                              ---------   ---------
       Income from Discontinued Operations   $ 193,128   $ 186,309
                                              =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

        For the three months ended March 31, 2008 and 2007, the Partnership recognized rental income from continuing operations of $191,564 and $188,996, respectively. In 2008, rental income increased due to rent increases on three properties.

        For the three months ended March 31, 2008 and 2007, the Partnership incurred Partnership administration expenses from affiliated parties of $37,696 and $43,158, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,643 and $11,741, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2008 and 2007, the Partnership recognized interest income of $5,314 and $10,476, respectively. Interest income decreased due to lower money market interest rates in 2008, when compared to the same period in 2007.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2008, the Partnership recognized income from discontinued operations of $193,128, representing rental income less property management expenses and depreciation of $46,074 and gain on disposal of real estate of $147,054. For the three months ended March 31, 2007, the Partnership recognized income from discontinued operations of $186,309, representing rental income less property management expenses and depreciation of $122,278 and gain on disposal of real estate of $64,031.

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

        During 2007, the Partnership sold 45.8938% of the Eckerd drug store in Auburn, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,302,785, which resulted in a net gain of $303,057. The cost and related accumulated depreciation of the interests sold was $2,099,450 and $99,722, respectively. For the three months ended March 31, 2007, the net gain was $-0-.

       During the first quarter of 2008, the Partnership sold its remaining 4.1062% interest in the Eckerd drug store in Auburn, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $203,264, which resulted in a net gain of $24,346. The cost and related accumulated depreciation of the interests sold was $187,841 and $8,923, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $178,918.

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

        In October 2007, the tenant of the Applebee's restaurant in Temple Terrace, Florida exercised its option to purchase the property. On March 20, 2008, the sale closed with the Partnership receiving net proceeds of $193,282 for its 9.0963% interest in the property, which resulted in a net gain of $122,708. At the time of sale, the cost and related accumulated depreciation was $96,262 and $25,688, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $70,574.

        In March 2008, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Brownsville, Texas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately
$2,564,000, which will result in a net gain of approximately $423,700. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $2,140,323.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the three months ended March 31, 2008, the Partnership's cash balances decreased $3,764,508 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the three months ended March 31, 2007, the Partnership's cash balances decreased $2,224,544 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

        Net cash provided by operating activities decreased from $302,467 in 2007 to $200,160 in 2008 as the result of a decrease in total rental and interest income in 2008 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2008.

       During the three months ended March 31, 2008 and 2007, the Partnership generated cash flow from the sale of real estate of $396,546 and $262,698, respectively.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the three months ended March 31, 2008 and 2007, the Partnership declared distributions of $250,611 and $323,761, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $248,105 and $320,523 and the General Partners received distributions of $2,506 and $3,238 for the periods, respectively. In December 2007, the Partnership declared a special distribution of net sale proceeds of $4,040,404, which resulted in a higher distribution payable at December 31, 2007. This special distribution represented a return of capital of $198.36 per Limited Partnership Unit. In 2008, the Partnership paid distributions at the same rate as 2007, but on the reduced capital balance, which resulted in lower distributions in 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first three months of 2008 and 2007, the Partnership distributed net sale proceeds of $45,276 and $39,275 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.22 and $1.93 per Limited Partnership Unit, respectively.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T.CONTROLS AND PROCEDURES.

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

       (b)  Changes in Internal Control Over Financial Reporting.

        During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A. RISK FACTORS.

       Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

       (b) Not applicable.

       (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. As of December 31, 2007, the formula results in a purchase price of $-0-. Therefore, the Partnership will no longer purchase Units from Limited Partners under this provision of the Partnership Agreement.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5.OTHER INFORMATION.

      None.

ITEM 6.EXHIBITS.

    10.1   Purchase  Agreement dated March 3, 2008  between  the
    Partnership and Healthfirst Real Estate III LP relating to the Property at 2600 Highway 77/83, North Brownsville,
    Texas.

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

    32    Certification  of  Chief  Executive Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.


                           SIGNATURES

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


Dated:  May 9, 2008           AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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