Form 10-Q
period 2008-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2008-08-14
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2008

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2008 and December 31,  2007

         Statements for the Periods ended June 30, 2008 and 2007:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T. Controls and Procedures

Part II - Other Information

 Item 1.  Legal Proceedings

 Item 1A. Risk  Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits

          Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                    2008           2007
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 3,551,743     $ 4,830,985

INVESTMENTS IN REAL ESTATE:
  Land                                           2,841,201       3,877,096
  Buildings and Equipment                        5,772,323       7,059,038
  Accumulated  Depreciation                     (1,079,622)     (1,154,358)
                                                -----------     -----------
                                                 7,533,902       9,781,776
  Real Estate Held for Sale                              0         249,492
                                                -----------     -----------
      Net Investments in Real Estate             7,533,902      10,031,268
                                                -----------     -----------
           Total  Assets                       $11,085,645     $14,862,253
                                                ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    22,776     $    68,424
  Distributions Payable                            245,069       4,355,586
  Unearned Rent                                     19,709               0
                                                -----------     -----------
      Total Current Liabilities                    287,554       4,424,010
                                                -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                  18,224          14,625
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,166 Units outstanding                     10,779,867      10,423,618
                                                -----------     -----------
     Total Partners' Capital                    10,798,091      10,438,243
                                                -----------     -----------
      Total Liabilities and Partners' Capital  $11,085,645     $14,862,253
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                               Three Months Ended       Six Months Ended
                              6/30/08      6/30/07     6/30/08     6/30/07

RENTAL INCOME                $ 192,950   $ 188,994    $ 384,514    $ 377,989

EXPENSES:
   Partnership Administration -
     Affiliates                 36,358      39,538       74,054       82,696
   Partnership Administration and
     Property Management -
     Unrelated Parties          10,896       6,384       21,539       18,125
   Depreciation                 48,414      48,414       96,828       96,828
                              ---------   ---------    ---------    ---------
        Total Expenses          95,668      94,336      192,421      197,649
                              ---------   ---------    ---------    ---------

OPERATING INCOME                97,282      94,658      192,093      180,340

OTHER INCOME:
   Interest Income              10,008      11,635       15,322       22,111
                              ---------   ---------    ---------    ---------
INCOME FROM CONTINUING
   OPERATIONS                  107,290     106,293      207,415      202,451

Income from Discontinued
 Operations                    460,526     118,653      653,654      304,963
                              ---------   ---------    ---------    ---------
NET INCOME                   $ 567,816   $ 224,946    $ 861,069    $ 507,414
                              =========   =========    =========    =========
NET INCOME ALLOCATED:
   General Partners          $   5,678   $   2,249    $   8,611    $   5,074
   Limited Partners            562,138     222,697      852,458      502,340
                              ---------   ---------    ---------    ---------
                             $ 567,816   $ 224,946    $ 861,069    $ 507,414
                              =========   =========    =========    =========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $    5.27   $    5.22    $   10.18    $    9.94
   Discontinued Operations       22.61        5.82        32.09        14.97
                              ---------   ---------    ---------    ---------
        Total                $   27.88   $   11.04    $   42.27    $   24.91
                              =========   =========    =========    =========
Weighted Average Units
  Outstanding                   20,166      20,166       20,166       20,166
                              =========   =========    =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                    2008            2007

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                $   861,069     $   507,414

   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Depreciation                                  107,551         132,098
     Gain on Sale of Real Estate                  (584,999)        (64,031)
     Decrease in Receivables                             0             486
     Decrease in Payable to
        AEI Fund Management, Inc.                  (45,648)        (38,599)
     Increase in Unearned Rent                      19,709          45,694
                                                -----------     -----------
        Total Adjustments                         (503,387)         75,648
                                                -----------     -----------
        Net Cash Provided By
           Operating Activities                    357,682         583,062
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate             2,974,814         262,698
                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable            (4,110,517)     (2,466,666)
   Distributions to Partners                      (501,221)       (646,787)
                                                -----------     -----------
        Net Cash Used For
           Financing Activities                 (4,611,738)     (3,113,453)
                                                -----------     -----------
NET DECREASE IN CASH
      AND CASH EQUIVALENTS                      (1,279,242)     (2,267,693)

CASH AND CASH EQUIVALENTS, beginning of period   4,830,985       3,326,693
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, end of period       $ 3,551,743     $ 1,059,000
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2006  $  6,660  $13,375,862   $13,382,522   20,165.79

  Distributions               (6,468)    (640,319)     (646,787)

  Net Income                   5,074      502,340       507,414
                             --------  -----------   -----------  ----------
BALANCE, June 30, 2007      $  5,266  $13,237,883   $13,243,149   20,165.79
                             ========  ===========   ===========  ==========


BALANCE, December 31, 2007  $ 14,625  $10,423,618   $10,438,243   20,165.79

  Distributions               (5,012)    (496,209)     (501,221)

  Net Income                   8,611      852,458       861,069
                             --------  -----------   -----------  ----------
BALANCE, June 30, 2008      $ 18,224  $10,779,867   $10,798,091   20,165.79
                             ========  ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2008

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

     During 2007, the Partnership sold 45.8938% of the Eckerd drug store in Auburn, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,302,785, which resulted in a net gain of $303,057. The cost and related accumulated depreciation of the interests sold was $2,099,450 and $99,722, respectively. For the six months ended June 30, 2007, the net gain was $-0-.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     In March 2008, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Brownsville, Texas to an unrelated third party. On May 15, 2008, the sale closed with the Partnership receiving net proceeds of $2,578,268, which resulted in a net gain of $437,945. At the time of sale, the cost and related accumulated depreciation was $2,322,610 and $182,287, respectively.

     During the first six months of 2008 and 2007, the Partnership distributed net sale proceeds of $117,600 and $71,305 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.77 and $3.50 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:


                             Three Months Ended       Six Months Ended
                            6/30/08      6/30/07     6/30/08     6/30/07

 Rental Income             $  23,931    $ 137,944   $  80,638   $ 278,198
 Property Management Expenses (1,350)      (1,656)     (1,260)     (1,996)
 Depreciation                      0      (17,635)    (10,723)    (35,270)
 Gain on Disposal of
   Real Estate               437,945            0     584,999      64,031
                            ---------    ---------   ---------   ---------
 Income from Discontinued
   Operations              $ 460,526    $ 118,653   $ 653,654   $ 304,963
                            =========    =========   =========   =========

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the six months ended June 30, 2008 and 2007, the Partnership recognized rental income from continuing operations of $384,514 and $377,989, respectively. In 2008, rental income increased due to rent increases on three properties.

        For  the  six  months ended June 30, 2008 and  2007,  the
Partnership incurred Partnership administration expenses from affiliated parties of $74,054 and $82,696, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $21,539 and $18,125, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2008 and 2007, the Partnership recognized interest income of $15,322 and $22,111, respectively. Interest income decreased due to lower money market interest rates in 2008, when compared to the same period in 2007.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2008, the Partnership recognized income from discontinued operations of $653,654, representing rental income less property management expenses and depreciation of $68,655 and gain on disposal of real estate of $584,999. For the six months ended June 30, 2007, the Partnership recognized income from discontinued operations of $304,963, representing rental income less property management expenses and depreciation of $240,932 and gain on disposal of real estate of $64,031.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During 2007, the Partnership sold 45.8938% of the Eckerd drug store in Auburn, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,302,785, which resulted in a net gain of $303,057. The cost and related accumulated depreciation of the interests sold was $2,099,450 and $99,722, respectively. For the six months ended June 30, 2007, the net gain was $-0-.

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

      In March 2008, the Partnership entered into an agreement to sell the Johnny Carino's restaurant in Brownsville, Texas to an unrelated third party. On May 15, 2008, the sale closed with the Partnership receiving net proceeds of $2,578,268, which resulted in a net gain of $437,945. At the time of sale, the cost and related accumulated depreciation was $2,322,610 and $182,287, respectively.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2008, the Partnership's cash balances decreased $1,279,242 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the six months ended June 30, 2007, the Partnership's cash balances decreased $2,267,693 as a result of distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $583,062 in 2007 to $357,682 in 2008 as the result of a decrease in total rental and interest income in 2008 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2008.

        During the six months ended June 30, 2008 and 2007, the Partnership generated cash flow from the sale of real estate of $2,974,814 and $262,698, respectively.

      The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

      For the six months ended June 30, 2008 and 2007, the Partnership declared distributions of $501,221 and $646,787, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $496,209 and $640,319 and the General Partners received distributions of $5,012 and $6,468 for the periods, respectively. In December 2007, the Partnership declared a special distribution of net sale proceeds of $4,040,404, which resulted in a higher distribution payable at December 31, 2007. This special distribution represented a return of capital of $198.36 per Limited Partnership Unit. In 2008, the Partnership paid distributions at the same rate as 2007, but on the reduced capital balance, which resulted in lower distributions in 2008.

       During the first six months of 2008 and 2007, the Partnership distributed net sale proceeds of $117,600 and $71,305 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.77 and $3.50 per Limited Partnership Unit, respectively.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

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

ITEM 1A.  RISK FACTORS.

       Not applicable.

ITEM  2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS.

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

                   PART II - OTHER INFORMATION
                           (Continued)

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


Dated:  August 8, 2008        AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



                              By: /s/Robert P Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Patrick W Keene
                                     Patrick W. Keene
                                     Chief Financial Officer
                                     (Principal Accounting Officer)