Form 10-Q
period 2008-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2008-11-13
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2008

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of September 30, 2008 and December  31, 2007

         Statements for the Periods ended September 30, 2008  and 2007:

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

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

          Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                    2008            2007
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 3,453,674    $ 4,830,985

INVESTMENTS IN REAL ESTATE:
  Land                                            2,242,668      3,877,096
  Buildings and Equipment                         5,223,582      7,059,038
  Accumulated Depreciation                         (820,477)    (1,154,358)
                                                 -----------    -----------
                                                  6,645,773      9,781,776
  Real Estate Held for Sale                         839,715        249,492
                                                 -----------    -----------
      Net Investments in Real Estate              7,485,488     10,031,268
                                                 -----------    -----------
           Total  Assets                        $10,939,162    $14,862,253
                                                 ===========    ===========

                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    11,293    $    68,424
  Distributions Payable                           3,238,693      4,355,586
  Unearned Rent                                       9,267              0
                                                 -----------    -----------
      Total Current Liabilities                   3,259,253      4,424,010
                                                 -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    5,662         14,625
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,166 Units outstanding                       7,674,247     10,423,618
                                                 -----------    -----------
      Total Partners' Capital                     7,679,909     10,438,243
                                                 -----------    -----------
       Total Liabilities and Partners' Capital  $10,939,162    $14,862,253
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                   Three Months Ended      Nine Months Ended
                                  9/30/08      9/30/07    9/30/08     9/30/07

RENTAL INCOME                    $ 165,888   $ 161,667   $ 492,902  $ 482,157

EXPENSES:
   Partnership Administration -
     Affiliates                     33,853      37,904     107,907    120,600
   Partnership Administration
     and Property Management -
     Unrelated Parties               3,735       4,249      24,501     21,682
   Depreciation                     43,934      43,934     131,802    131,802
                                  ---------   ---------   ---------  ---------
        Total Expenses              81,522      86,087     264,210    274,084
                                  ---------   ---------   ---------  ---------

OPERATING INCOME                    84,366      75,580     228,692    208,073

OTHER INCOME:
   Interest Income                  16,691      14,848      32,013     36,959
                                  ---------   ---------   ---------  ---------
INCOME FROM CONTINUING
   OPERATIONS                      101,057      90,428     260,705    245,032

Income from Discontinued Operations 24,092     271,803     725,513    624,613
                                  ---------   ---------   ---------  ---------
NET INCOME                       $ 125,149   $ 362,231   $ 986,218  $ 869,645
                                  =========   =========   =========  =========
NET INCOME ALLOCATED:
   General Partners              $  19,871   $   3,622   $  28,482  $   8,696
   Limited Partners                105,278     358,609     957,736    860,949
                                  ---------   ---------   ---------  ---------
                                 $ 125,149   $ 362,231   $ 986,218  $ 869,645
                                  =========   =========   =========  =========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations         $    4.22   $    4.44   $   12.80  $   12.03
   Discontinued Operations            1.00       13.34       34.69      30.66
                                  ---------   ---------   ---------  ---------
        Total                    $    5.22   $   17.78   $   47.49  $   42.69
                                  =========   =========   =========  =========
Weighted Average Units Outstanding  20,166      20,166      20,166     20,166
                                  =========   =========   =========  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                       2008          2007

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   986,218   $   869,645

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     155,965       198,147
     Gain on Sale of Real Estate                     (584,999)     (196,977)
     Decrease in Receivables                                0           486
     Decrease in Payable to
        AEI Fund Management, Inc.                     (57,131)      (28,010)
     Increase in Unearned Rent                          9,267        12,832
                                                   -----------   -----------
        Total Adjustments                            (476,898)      (13,522)
                                                   -----------   -----------
        Net Cash Provided By
           Operating Activities                       509,320       856,123
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                2,974,814     1,261,265
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in Distributions Payable            (1,116,893)   (2,467,256)
      Distributions to Partners                    (3,744,552)     (969,209)
                                                   -----------   -----------
        Net Cash Used For
          Financing Activities                     (4,861,445)   (3,436,465)
                                                   -----------   -----------
NET DECREASE IN CASH
      AND CASH EQUIVALENTS                         (1,377,311)   (1,319,077)

CASH AND CASH EQUIVALENTS, beginning of period      4,830,985     3,326,693
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 3,453,674   $ 2,007,616
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2006   $ 6,660   $13,375,862  $13,382,522    20,165.79

  Distributions               (9,692)     (959,517)    (969,209)

  Net Income                   8,696       860,949      869,645
                              -------   -----------  -----------   ----------
BALANCE, September 30, 2007  $ 5,664   $13,277,294  $13,282,958    20,165.79
                              =======   ===========  ===========   ==========


BALANCE, December 31, 2007   $14,625   $10,423,618  $10,438,243    20,165.79

  Distributions              (37,445)   (3,707,107)  (3,744,552)

  Net Income                  28,482       957,736      986,218
                              -------   -----------  -----------   ----------
BALANCE, September 30, 2008  $ 5,662   $ 7,674,247  $ 7,679,909    20,165.79
                              =======   ===========  ===========   ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2008

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

     During 2007, the Partnership sold 45.8938% of the Eckerd drug store in Auburn, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,302,785, which resulted in a net gain of $303,057. The cost and related accumulated depreciation of the interests sold was $2,099,450 and $99,722, respectively. For the nine months ended September 30, 2007, the net gain was $132,946.

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

     In October 2008, the Partnership entered into an agreement to sell the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,322,000, which will result in a net gain of approximately $482,300. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At September 30, 2008, the property was classified as Real Estate Held for Sale with a book value of $839,715.

     During the first nine months of 2008 and 2007, the Partnership distributed net sale proceeds of $3,187,369 and $98,393 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $156.48 and $4.83 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                   Three Months Ended      Nine Months Ended
                                  9/30/08      9/30/07   9/30/08      9/30/07

 Rental Income                  $  28,750    $ 161,576   $ 166,888  $ 497,273
 Property Management Expenses        (178)        (604)     (2,211)    (3,292)
 Depreciation                      (4,480)     (22,115)    (24,163)   (66,345)
 Gain on Disposal of Real Estate        0      132,946     584,999    196,977
                                 ---------    ---------   ---------  ---------
 Income from Discontinued
   Operations                   $  24,092    $ 271,803   $ 725,513  $ 624,613
                                 =========    =========   =========  =========


     AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Recently Issued Accounting Pronouncements -

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. When testing for recoverability of properties under SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value. Management is evaluating the effect that the adoption of SFAS 157 will have on the Partnership's results of operations, financial position, and the related disclosures.

ITEM  2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

       For the nine months ended September 30, 2008 and 2007, the Partnership recognized rental income from continuing operations of $492,902 and $482,157, respectively. In 2008, rental income increased due to rent increases on four properties.

       For the nine months ended September 30, 2008 and 2007, the Partnership incurred Partnership administration expenses from affiliated parties of $107,907 and $120,600, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $24,501 and $21,682, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2008 and 2007, the Partnership recognized interest income of $32,013 and $36,959, respectively. Interest income decreased due to lower money market interest rates in 2008, when compared to the same period in 2007.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2008, the Partnership recognized income from discontinued operations of $725,513, representing rental income less property management expenses and depreciation of $140,514 and gain on disposal of real estate of $584,999. For the nine months ended September 30, 2007, the Partnership recognized income from discontinued operations of $624,613, representing rental income less property management expenses and depreciation of $427,636 and gain on disposal of real estate of $196,977.

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

        During 2007, the Partnership sold 45.8938% of the Eckerd drug store in Auburn, New York, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $2,302,785, which resulted in a net gain of $303,057. The cost and related accumulated depreciation of the interests sold was $2,099,450 and $99,722, respectively. For the nine months ended September 30, 2007, the net gain was $132,946.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       In October 2008, the Partnership entered into an agreement to sell the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,322,000, which will result in a net gain of approximately $482,300. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At September 30, 2008, the property was classified as Real Estate Held for Sale with a book value of $839,715.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2008, the Partnership's cash balances decreased $1,377,311 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the nine months ended September 30, 2007, the Partnership's cash balances decreased $1,319,077 as a result of distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $856,123 in 2007 to $509,320 in 2008 as the result of a decrease in total rental and interest income in 2008 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2008.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the nine months ended September 30, 2008 and 2007, the Partnership generated cash flow from the sale of real estate of $2,974,814 and $1,261,265, respectively.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

       For the nine months ended September 30, 2008 and 2007, the Partnership declared distributions of $3,744,552 and $969,209, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $3,707,107 and $959,517 and the General Partners received distributions of $37,445 and $9,692 for the periods, respectively. In December 2007, the Partnership declared a special distribution of net sale proceeds of $4,040,404, which resulted in a higher distribution payable at December 31, 2007. This special distribution represented a return of capital of $198.36 per Limited Partnership Unit. In September 2008, the Partnership declared a special distribution of net sale proceeds of $3,030,303, which resulted in higher distributions for the first nine months of 2008 when compared to the same period in 2007. This special distribution represented a return of capital of $148.77 per Limited Partnership Unit.

        During the first nine months of 2008 and 2007, the Partnership distributed net sale proceeds of $3,187,369 and $98,393 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $156.48 and $4.83 per Limited Partnership Unit, respectively.

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

Dated:  November 7, 2008      AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



                              By: ROBERT P JOHNSON
                                  ROBERT P JOHNSON
                                  President
                                  (Principal Executive Officer)



                              By: PATRICK W KEENE
                                  PATRICK W KEENE
                                  Chief Financial Officer
                                  (Principal Accounting Officer)