Form 10KSB/A
period 2007-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2008-12-31
CIK 868740

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

Transitional Small Business Disclosure Format:   Yes     No  [X]



EXPLANATORY NOTE

The filing is being amended solely to file certifications in the exact form as outlined in Item 601(b)(31) of Regulation S-B.



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


ITEM 13.  EXHIBITS.  (Continued)

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

                           AEI  NET LEASE INCOME & GROWTH FUND XIX
                           Limited Partnership
                           By: AEI Fund Management XIX, Inc.
                               Its Managing General Partner


December 30, 2008          By: /s/ ROBERT P JOHNSON
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                            Date


/s/ROBERT P JOHNSON  President (Principal Executive Officer) December 30, 2008
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/PATRICK W KEENE   Chief Financial Officer and Treasurer   December 30, 2008
   Patrick W. Keene  (Principal Accounting Officer)