Form 10-Q/A
period 2008-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2008-12-31
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q/A

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



EXPLANATORY NOTE



The filing is being amended solely to file certifications in the exact form as outlined in Item 601(b)(31) of Regulation S-K.

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


Dated:  December 30, 2008     AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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