Form 10-K
period 2008-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2009-03-30
CIK 868740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class      Name of each exchange on which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:
                      Limited Partnership Units
                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes   No [X]

Indicate by check mark if the registrant is not required to  file reports pursuant to Section 13 or Section 15(d) of the
Exchange Act.  Yes   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   [X]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
  Large accelerated filer         Accelerated filer
  Non-accelerated  filer          Smaller  reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined  in  Rule 12b-2 of the  Act).   Yes     No [X]

As of June 30, 2008, there were 20,160.668 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,160,668.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.


                             PART I


ITEM 1.   BUSINESS.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. Prior to the third quarter of 2006, the Partnership sold some of its properties and reinvested the proceeds from such sales in additional properties. At the beginning of 2008, the Partnership anticipated that it would sell its remaining properties and liquidate by the end of 2009, depending on market conditions among other things. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. As a result, it is unlikely that the Partnership will be able to sell its remaining properties in 2009. Until the economic conditions improve, it is difficult to estimate when the Partnership may be able to sell its remaining properties and liquidate.


ITEM 1.   BUSINESS.  (Continued)

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

Property Activity During the Last Three Years

         As of December 31, 2005, the Partnership owned a significant interest in eleven properties and a minor interest in five properties with a total original cost of $14,380,549, including acquisition expenses. During the years ended December 31, 2006, 2007 and 2008, the Partnership sold eight property interests and received net sale proceeds of $3,255,256, $4,103,166 and $2,974,814, which resulted in net gains of $670,094, $1,500,324 and $584,999, respectively. In 2006, the net gains were partially offset by a real estate impairment loss of $143,902. During 2006, the Partnership purchased two additional properties for $2,831,628 with property sales proceeds. In the third quarter of 2006, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties and to distribute sales proceeds to the Partners going forward. As of December 31, 2008, the Partnership owned a significant interest in seven properties and a minor interest in three properties with a total original cost of $8,613,524, including acquisition expenses.

        Subsequent to December 31, 2008, the Partnership sold the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $1,266,000, which resulted in a net gain of approximately $426,300. At the time of sale, the cost and related accumulated depreciation was $1,147,274 and $307,559, respectively.

Major Tenants

        During 2008, six tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 83% of total rental revenue in 2008. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2009 and future years. However, the tenant of the Taco Cabana restaurant will likely not continue to be a major tenant as the property is under contract to be sold. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

       Not required for a smaller reporting company.

ITEM 2.   PROPERTIES.

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

ITEM 2.   PROPERTIES.  (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2008.

                           Total Property                Annual
                  Purchase  Acquisition                  Lease    Annual Rent
Property            Date       Costs        Tenant       Payment  Per Sq. Ft.

Taco Cabana Restaurant                   Texas Taco
 San Antonio, TX  3/16/92   $1,147,274   Cabana L.P.      $115,000  $42.28

HomeTown Buffet Restaurant
 Tucson, AZ                              Summit Family
 (2.2074%)        6/16/93   $   28,418  Restaurants, Inc. $  2,649  $12.49

Champps Americana Restaurant              Champps
 Troy, MI                                Operating
 (.016%)           9/3/98   $      788  Corporation       $    101  $57.06

Tumbleweed Restaurant
 Chillicothe, OH
 (40%)           11/20/98   $  505,224  Tumbleweed, Inc.  $ 62,102  $28.30

Marie Callender's Restaurant                  Marie
 Henderson, NV                              Callender
 (2.5775%)        9/28/99   $   44,142   Pie Shops, Inc.  $  4,371  $28.19

Champps Americana Restaurant              Champps
 Utica, MI                               Operating
 (28%)            2/12/02   $  963,874  Corporation       $121,406  $50.51

Biaggi's Restaurant
 Ft. Wayne, IN                         Biaggi's Ristorante
 (50%)             7/3/03   $1,379,347   Italiano, LLC    $130,540  $27.62

Winn-Dixie Store
 Panama City, FL                       Winn-Dixie Stores
 (37%)            9/19/03   $1,712,829   Leasing, LLC     $138,380  $ 7.23

Advance Auto Parts Store                 Advance Stores
 Harlingen, TX    2/17/06   $1,600,003   Company, Inc.    $111,210  $16.43

ITEM 2.   PROPERTIES.  (Continued)

                           Total Property                Annual
                  Purchase  Acquisition                  Lease    Annual Rent
Property            Date       Costs        Tenant       Payment  Per Sq. Ft.

Tractor Supply Company Store
 Mesquite, TX                          Tractor Supply
 (50%)            3/10/06   $1,231,625    Company         $100,344  $10.52

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties. The remaining interests in the Biaggi's restaurant and the Tractor Supply Company store are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Winn-Dixie store are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. The remaining interests in the Marie Callender's restaurant, the HomeTown Buffet restaurant and the Champps Americana restaurant in Troy, Michigan are owned by unrelated third parties.

        The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

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


ITEM 2.   PROPERTIES.  (Continued)

        At December 31, 2008, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2008, there were 1,437 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $39,112 and $53,320 were made to the General Partners and $3,872,103 and $5,278,716 were made to the Limited Partners for 2008 and 2007, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $3,182,065 and $4,145,448 in 2008 and 2007, respectively. The distributions  reduced  the  Limited Partners'  Adjusted  Capital
Contributions.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. Beginning in 2008, the formula resulted in a purchase price equal to zero. Therefore, the Partnership will no longer purchase Units under this plan. During the last three months of 2008, the Partnership did not purchase any Units by any other arrangement.

ITEM 6.   SELECTED FINANCIAL DATA.

       Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the years ended December 31, 2008 and 2007, the Partnership recognized rental income from continuing operations of $522,094 and $506,257, respectively. In 2008, rental income increased due to rent increases on four properties.

        For the years ended December 31, 2008 and 2007, the Partnership incurred Partnership administration expenses from affiliated parties of $157,637 and $153,565, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,310 and $27,810, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For  the  years  ended December 31, 2008  and  2007,  the
Partnership  recognized interest income of $33,257  and  $74,472,
respectively.   Interest  income decreased  due  to  lower  money
market interest rates in 2008, when compared to 2007.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2008, the Partnership recognized income from discontinued operations of $841,642, representing rental income less property management expenses and depreciation of $256,643 and gain on disposal of real estate of $584,999. For the year ended December 31, 2007, the Partnership recognized income from discontinued operations of $2,118,339, representing rental income less property management expenses and depreciation of $618,015 and gain on disposal of real estate of $1,500,324.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       In October 2008, the Partnership entered into an agreement to sell the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. Under that agreement, the Partnership expected to receive net proceeds of approximately $1,322,000. In November 2008, the agreement was terminated by the potential buyer.

        Subsequent to December 31, 2008, the Partnership entered into a new agreement to sell the Taco Cabana restaurant in San Antonio, Texas to a different unrelated third party. The sale closed with the Partnership receiving net proceeds of approximately $1,266,000, which resulted in a net gain of approximately $426,300. At the time of sale, the cost and related accumulated depreciation was $1,147,274 and $307,559, respectively. At December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $839,715.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Partnership is attempting to sell its 37% interest in the Winn-Dixie store in Panama City, Florida. At December 31,
2008, the property was classified as Real Estate Held for Sale with a book value of $1,470,476.

        In the third quarter of 2006, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties. As a result, the Partnership's rental income and operating income will decrease in the future as the Partnership sells its remaining properties.

         Management believes inflation has not significantly affected income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

       During the year ended December 31, 2008, the Partnership's cash balances decreased $4,461,930 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the year ended December 31, 2007, the Partnership's cash balances increased $1,504,292 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,160,014 in 2007 to $667,022 in 2008 as the result of a decrease in total rental and interest income in 2008, an increase in Partnership administration and property management expenses in 2008 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        During the years ended December 31, 2008 and 2007, the Partnership generated cash flow from the sale of real estate of $2,974,814 and $4,103,166, respectively.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the years ended December 31, 2008 and 2007, the Partnership declared distributions of $3,911,215 and $5,332,036, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $3,872,103 and $5,278,716 and the General Partners received distributions of $39,112 and $53,320 for the years, respectively. In September 2008, the Partnership declared a special distribution of net sale proceeds of $3,030,303. In December 2007, the Partnership declared a special distribution of net sale proceeds of $4,040,404, which resulted in higher distributions in 2007 and a higher distribution payable at December 31, 2007.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During 2008 and 2007, the Partnership distributed net sale proceeds of $3,214,207 and $4,187,321 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $157.80 and $205.57 per Limited Partnership Unit, respectively.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate companies. However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate companies. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows. If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

       At the beginning of 2008, the Partnership anticipated that it would sell its remaining properties and liquidate by the end of 2009, depending on market conditions among other things. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. As a result, it is unlikely that the Partnership will be able to sell its remaining properties in 2009. Until the economic conditions improve, it is difficult to estimate when the Partnership may be able to sell its remaining properties and liquidate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
         RISK.

       Not required for a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See accompanying index to financial statements.






   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2008 and 2007

Statements for the Years Ended December 31, 2008 and 2007:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements






     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2008 and 2007, and the related statements of income, cash flows and changes in partners' capital for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                          /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 26, 2009

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                      2008          2007
CURRENT ASSETS:
  Cash                                           $   369,055    $ 4,830,985

INVESTMENTS IN REAL ESTATE:
  Land                                             1,903,818      3,877,096
  Buildings and Equipment                          3,849,603      7,059,038
  Accumulated Depreciation                          (621,928)    (1,154,358)
                                                  -----------    -----------
                                                   5,131,493      9,781,776
  Real Estate Held for Sale                        2,310,191        249,492
                                                  -----------    -----------
      Net Investments in Real Estate               7,441,684     10,031,268
                                                  -----------    -----------
          Total Assets                           $ 7,810,739    $14,862,253
                                                  ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    38,437    $    68,424
  Distributions Payable                              163,035      4,355,586
                                                  -----------    -----------
      Total Current Liabilities                      201,472      4,424,010
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     5,655         14,625
  Limited Partners, $1,000 per Unit;
    30,000 Units authorized; 21,152 Units issued;
    20,166 Units outstanding                       7,603,612     10,423,618
                                                  -----------    -----------
      Total Partners' Capital                      7,609,267     10,438,243
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $ 7,810,739    $14,862,253
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                       2008          2007

RENTAL INCOME                                     $   522,094   $   506,257

EXPENSES:
  Partnership Administration - Affiliates             157,637       153,565
  Partnership Administration and Property
     Management - Unrelated Parties                    27,310        27,810
  Depreciation                                        129,807       129,936
                                                   -----------   -----------
      Total Expenses                                  314,754       311,311
                                                   -----------   -----------

OPERATING INCOME                                      207,340       194,946

OTHER INCOME:
  Interest Income                                      33,257        74,472
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     240,597       269,418

Income from Discontinued Operations                   841,642     2,118,339
                                                   -----------   -----------
NET INCOME                                        $ 1,082,239   $ 2,387,757
                                                   ===========   ===========
NET INCOME ALLOCATED:
  General Partners                                $    30,142   $    61,285
  Limited Partners                                  1,052,097     2,326,472
                                                   -----------   -----------
                                                  $ 1,082,239   $ 2,387,757
                                                   ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $     11.81   $     13.23
  Discontinued Operations                               40.36        102.14
                                                   -----------   -----------
      Total                                       $     52.17   $    115.37
                                                   ===========   ===========
Weighted Average Units Outstanding                     20,166        20,166
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31


                                                       2008         2007

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 1,082,239   $ 2,387,757

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     199,769       257,282
     Gain on Sale of Real Estate                     (584,999)   (1,500,324)
     Decrease in Receivables                                0           486
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (29,987)       14,813
                                                   -----------   -----------
       Total Adjustments                             (415,217)   (1,227,743)
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                       667,022     1,160,014
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                 2,974,814     4,103,166
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions Paid to Partners                  (8,103,766)   (3,758,888)
                                                   -----------   -----------

NET INCREASE (DECREASE) IN CASH                    (4,461,930)    1,504,292

CASH, beginning of year                             4,830,985     3,326,693
                                                   -----------   -----------
CASH, end of year                                 $   369,055   $ 4,830,985
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                               Partnership
                             General    Limited                   Units
                             Partners   Partners     Total     Outstanding


BALANCE, December 31, 2006  $  6,660   $13,375,862  $13,382,522   20,165.79

   Distributions Declared    (53,320)   (5,278,716)  (5,332,036)

  Net Income                  61,285     2,326,472    2,387,757
                             -------    ----------   ----------   ---------
BALANCE, December 31, 2007    14,625    10,423,618   10,438,243   20,165.79

   Distributions Declared    (39,112)   (3,872,103)  (3,911,215)

  Net Income                  30,142     1,052,097    1,082,239
                             -------    ----------   ----------   ---------
BALANCE,  December 31, 2008 $  5,655   $ 7,603,612  $ 7,609,267   20,165.79
                             =======    ==========   ==========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited in one financial institution and at times during the year it may exceed
       FDIC insurance limits.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Real Estate

       The Partnership's real estate is leased under triple net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

       The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2008 and 2007.

     Fair Value Measurements

       Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" ("SFAS 157") defines fair value, outlines a framework for measuring fair value, details the required disclosures and was effective January 1, 2008. SFAS 157's requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

       Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The Partnership has no assets or liabilities measured at fair value on a recurring basis that would require disclosure under this pronouncement. When testing for recoverability of properties under SFAS No.144, Accounting for the
       Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value.

     Reclassification

       Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2008 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.

(3)  Related Party Transactions -

     The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Tumbleweed restaurant in Chillicothe, Ohio (40% - AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party); Champps Americana restaurant in Utica, Michigan (28% - AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties); Biaggi's restaurant (50% - AEI Net Lease Income & Growth Fund XX Limited Partnership); Tractor Supply Company store (50% - AEI Net Lease Income & Growth Fund XX Limited Partnership); and Winn-Dixie store (37% - AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties).

     The Partnership owned a 50% interest in an Eckerd drug store. AEI Real Estate Fund XVIII Limited Partnership owned a 50% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2006 and 2007.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                            Total Incurred by the Partnership
                                             for the Years Ended December 31

                                                          2008         2007
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  with the Limited Partners.                            $ 157,637  $ 153,565
                                                         ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property  costs.                                      $  34,723  $  34,100
                                                         ========   ========
c.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                            $  49,446  $ 126,068
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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The Taco Cabana restaurant was constructed and acquired in 1992. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Champps Americana restaurant in Troy, Michigan and the Tumbleweed restaurant were constructed and acquired in 1998. The Marie Callender's restaurant was constructed in 1998 and acquired in 1999. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The Biaggi's restaurant was constructed in 2001 and acquired in 2003. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Advance Auto Parts store was constructed in 2005 and acquired in 2006. The Tractor Supply Company store was constructed in 1998 and acquired in 2006. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2008  are   as
     follows:
                                          Buildings and          Accumulated
Property                            Land    Equipment     Total  Depreciation

HomeTown Buffet, Tucson, AZ     $   15,314 $   13,104 $   28,418  $  6,790
Champps Americana, Troy, MI            256        532        788       187
Tumbleweed, Chillicothe, OH        206,725    298,499    505,224   107,633
Marie Callender's, Henderson, NV    18,209     25,933     44,142     7,993
Champps Americana, Utica, MI       346,554    617,320    963,874   147,812
Biaggi's, Ft. Wayne, IN            503,205    876,142  1,379,347   160,627
Advance Auto Parts, Harlingen, TX  486,588  1,113,415  1,600,003   106,703
Tractor Supply, Mesquite, TX       326,967    904,658  1,231,625    84,183
                                 ---------  ---------  ---------   -------
                                $1,903,818 $3,849,603 $5,753,421  $621,928
                                 =========  =========  =========   =======


     The Partnership owns a 2.2074% interest in a HomeTown Buffet restaurant, a .016% interest in a Champps restaurant in Troy, Michigan and a 2.5775% interest in a Marie Callender's restaurant. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2008, the minimum future rent payments required by the leases are as follows:

                       2009           $  786,157
                       2010              786,321
                       2011              791,942
                       2012              805,288
                       2013              762,079
                       Thereafter      2,971,199
                                       ---------
                                      $6,902,986
                                       =========

     There were no contingent rents recognized in 2008 and 2007.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                            Industry       2008        2007

     Winn-Dixie Stores Leasing, LLC      Retail       $ 138,380   $ 138,380
     Biaggi's Ristorante Italiano, LLC   Restaurant     130,540         N/A
     Champps Operating Corporation       Restaurant     120,120         N/A
     Texas Taco Cabana L.P.              Restaurant     115,000         N/A
     Advance Stores Company, Inc.        Retail         111,210         N/A
     Tractor Supply Company              Retail          92,218         N/A
     Kona Restaurant Group, Inc.         Restaurant         N/A     196,363
     Eckerd Corporation                  Retail             N/A     141,534
     Gourmet Systems, Inc.               Restaurant         N/A     138,132
                                                       --------    --------
     Aggregate rent revenue of major tenants          $ 707,468   $ 614,409
                                                       ========    ========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                      83%        49%
                                                       ========    ========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(6)            Discontinued Operations -

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(6)  Discontinued Operations - (Continued)

     In October 2008, the Partnership entered into an agreement to sell the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. Under that agreement, the Partnership expected to receive net proceeds of approximately $1,322,000. In November 2008, the agreement was terminated by the potential buyer.

     Subsequent to December 31, 2008, the Partnership entered into a new agreement to sell the Taco Cabana restaurant in San Antonio, Texas to a different unrelated third party. The sale closed with the Partnership receiving net proceeds of approximately $1,266,000, which resulted in a net gain of approximately $426,300. At the time of sale, the cost and related accumulated depreciation was $1,147,274 and $307,559, respectively. At December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $839,715.

     The Partnership is attempting to sell its 37% interest in the Winn-Dixie store in Panama City, Florida. At December
     31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,470,476.

     During 2008 and 2007, the Partnership distributed net sale proceeds of $3,214,207 and $4,187,321 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $157.80 and $205.57 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                 2008         2007

     Rental Income                          $  334,018   $  751,651
     Property Management Expenses               (7,413)      (6,290)
     Depreciation                              (69,962)    (127,346)
     Gain on Disposal of Real Estate           584,999    1,500,324
                                             ----------   ----------
       Income from Discontinued Operations  $  841,642   $2,118,339
                                             ==========   ==========

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(7)  Partners' Capital -

     For  the  years  ended  December  31,  2008  and  2007,  the
     Partnership declared distributions of $3,911,215 and $5,332,036, respectively. The Limited Partners received distributions of $3,872,103 and $5,278,716 and the General Partners received distributions of $39,112 and $53,320 for the years, respectively. The Limited Partners' distributions represent $192.01 and $261.76 per Limited Partnership Unit outstanding using 20,166 weighted average Units in 2008 and 2007. The distributions represent $52.17 and $115.37 per Unit of Net Income and $139.84 and $146.39 per Unit of return of capital in 2008 and 2007, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $3,182,065 and $4,145,448 in 2008 and 2007, respectively.
     The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $335.59 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                       2008       2007

     Net  Income  for Financial Reporting Purposes  $1,082,239  $2,387,757

     Depreciation for Tax Purposes Under
       Depreciation for Financial Reporting Purposes    37,450      23,154

     Gain on Sale of Real Estate for Tax Purposes
       Under  Gain for Financial Reporting Purposes    (39,226)    (18,634)
                                                     ----------  ----------
           Taxable Income to Partners               $1,080,463  $2,392,277
                                                     ==========  ==========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                          2008       2007

    Partners' Capital for Financial Reporting Purposes $ 7,609,267 $10,438,243

     Adjusted Tax Basis of Investments in Real Estate
         Over Net Investments in Real Estate
         for Financial Reporting Purposes                  139,293     141,069

     Syndication Costs Treated as Reduction
          of  Capital For Financial Reporting Purposes   3,012,278   3,012,278
                                                        ----------  ----------
     Partners' Capital for Tax Reporting Purposes      $10,760,838 $13,591,590
                                                        ==========  ==========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9AT.CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9AT.CONTROLS AND PROCEDURES.  (Continued)

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

ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          (Continued)

        Robert P. Johnson, age 64, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December 2009. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 49, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2009. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2008. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2008 fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2009:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2008 and 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2008, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2008.

Person or Entity                                    Amount Incurred From
 Receiving                Form and Method      Inception (September 14, 1990)
Compensation              of Compensation           To December 31, 2008

AEI Securities, Inc.  Selling Commissions equal to 7%       $2,115,193
                      of proceeds, plus a 3% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other       $  903,786
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all         $  793,888
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for all         $4,021,242
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer agency, reporting, partner relations and other administrative functions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                    Amount Incurred From
 Receiving                Form and Method      Inception (September 14, 1990)
Compensation              of Compensation           To December 31, 2008

General Partners and  Reimbursement at Cost for all         $1,295,640
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal     $  252,844
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      1%  of distributions of Net Proceeds  $  145,297
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2008 and 2007:

     Fee Category                            2008       2007

     Audit Fees                           $  12,700   $ 14,550
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           --------    -------
          Total Fees                      $  12,700   $ 14,550
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.  (Continued)

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


                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

       (a) (1) A list of the financial statements contained herein is set forth on page 13.

       (a) (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes.

       (a) (3) The Exhibits filed in response to Item 601 of
               Regulation S-K are listed below.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

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

    10.8 Assignment and Assumption of Lease dated February 17, 2006 between the Partnership and Meyer-Lamph Development Group, LTD. relating to the Property at 621 South 77 Sunshine Strip, Harlingen, Texas (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 30, 2006).

    10.9 Assignment of Lease dated March 10, 2006 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and VR Partners I, L.P. relating to the Property at 1740 Belt Line Road, Mesquite, Texas (incorporated by reference to Exhibit 10.28 of Form 10-KSB filed March 30,
    2006).

    10.10 Purchase Agreement dated March 3, 2008 between the Partnership and Healthfirst Real Estate III LP relating to the Property at 2600 Highway 77/83, North Brownsville, Texas (incorporated by reference to Exhibit 10.1 of Form 10-Q filed May 14, 2008).

    10.11 Purchase Agreement dated February 10, 2009 between the Partnership and the Thorsen Living Trust relating to the Property at 6040 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 19, 2009).

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AEI NET LEASE INCOME & GROWTH FUND XIX
                      Limited Partnership
                      By: AEI Fund Management XIX, Inc.
                          Its Managing General Partner


March 26, 2009        By: /s/ Robert P Johnson
                              Robert P.Johnson, President and Director
                              (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                             Date


/s/Robert P Johnson  President (Principal Executive Officer)   March 26, 2009
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer  and  Treasurer   March 26, 2009
   Patrick W. Keene  (Principal Accounting Officer)