Form 10-Q
period 2009-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2009-05-14
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                          Yes      No

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2009 and December 31, 2008

         Statements for the Three Months ended March 31, 2009 and 2008:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                     2009          2008
CURRENT ASSETS:
  Cash                                           $ 1,639,319   $   369,055

INVESTMENTS IN REAL ESTATE:
  Land                                             1,576,851     1,903,818
  Buildings and Equipment                          2,944,945     3,849,603
  Accumulated Depreciation                          (562,430)     (621,928)
                                                  -----------   -----------
                                                   3,959,366     5,131,493
  Real Estate Held for Sale                        2,610,379     2,310,191
                                                  -----------   -----------
      Net Investments in Real Estate               6,569,745     7,441,684
                                                  -----------   -----------
          Total Assets                           $ 8,209,064   $ 7,810,739
                                                  ===========   ===========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    50,546   $    38,437
  Distributions Payable                              135,157       163,035
  Unearned Rent                                       19,393             0
                                                  -----------   -----------
      Total Current Liabilities                      205,096       201,472
                                                  -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                     9,602         5,655
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,166 Units outstanding                        7,994,366     7,603,612
                                                  -----------   -----------
      Total Partners' Capital                      8,003,968     7,609,267
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $ 8,209,064   $ 7,810,739
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                      2009          2008

RENTAL INCOME                                    $   108,095   $   106,404

EXPENSES:
  Partnership Administration - Affiliates             37,031        37,696
  Partnership Administration and Property
     Management - Unrelated Parties                    9,380        10,495
  Depreciation                                        24,685        24,945
                                                  -----------   -----------
      Total Expenses                                  71,096        73,136
                                                  -----------   -----------

OPERATING INCOME                                      36,999        33,268

OTHER INCOME:
  Interest Income                                      1,526         5,314
                                                  -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     38,525        38,582

Income from Discontinued Operations                  494,961       254,671
                                                  -----------   -----------
NET INCOME                                       $   533,486   $   293,253
                                                  ===========   ===========
NET INCOME ALLOCATED:
  General Partners                               $     5,335   $     2,933
  Limited Partners                                   528,151       290,320
                                                  -----------   -----------
                                                 $   533,486   $   293,253
                                                  ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                          $      1.89   $      1.89
  Discontinued Operations                              24.30         12.51
                                                  -----------   -----------
       Total                                     $     26.19   $     14.40
                                                  ===========   ===========
Weighted Average Units Outstanding                    20,166        20,166
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                      2009         2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   533,486   $   293,253

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     32,224        59,137
     Gain on Sale of Real Estate                    (419,943)     (147,054)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     12,109       (34,373)
     Increase in Unearned Rent                        19,393        29,197
                                                  -----------   -----------
       Total Adjustments                            (356,217)      (93,093)
                                                  -----------   -----------
       Net Cash Provided By
          Operating Activities                       177,269       200,160
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                1,259,658       396,546
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                    (166,663)   (4,361,214)
                                                  -----------   -----------

NET INCREASE (DECREASE) IN CASH                    1,270,264    (3,764,508)

CASH, beginning of period                            369,055     4,830,985
                                                  -----------   -----------
CASH, end of period                              $ 1,639,319   $ 1,066,477
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2007  $ 14,625   $10,423,618  $10,438,243   20,165.79

  Distributions Declared      (2,506)     (248,105)    (250,611)

  Net Income                   2,933       290,320      293,253
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2008     $ 15,052   $10,465,833  $10,480,885   20,165.79
                             ========   ===========  ===========  ==========


BALANCE,  December 31, 2008 $  5,655   $ 7,603,612  $ 7,609,267   20,165.79

  Distributions Declared      (1,388)     (137,397)    (138,785)

  Net Income                   5,335       528,151      533,486
                             --------   -----------  -----------  ----------
BALANCE,  March 31, 2009    $  9,602   $ 7,994,366  $ 8,003,968   20,165.79
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2009

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-K.

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2009 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Tumbleweed. If the Lease is affirmed, Tumbleweed must comply with all Lease terms. If the Lease is rejected, Tumbleweed would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At March 31, 2009, the book value of this property was $395,190.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations -

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

     In February 2009, the Partnership entered into an agreement to sell the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. On March 13, 2009, the sale closed with the Partnership receiving net proceeds of $1,259,658, which resulted in a net gain of $419,943. At the time of sale, the cost and related accumulated depreciation was $1,147,274 and $307,559, respectively. At December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $839,715.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. The agreement requires a cash down payment of $750,000 and a 3-year Note for $750,000. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to recognize net sale proceeds of approximately $1,396,000, which will result in a net gain of approximately $256,100. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2009, the property was classified as Real Estate Held for Sale with a book value of $1,139,903.

     The Partnership is attempting to sell its 37% interest in the Winn-Dixie store in Panama City, Florida. At March 31, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,470,476.

     During the first three months of 2008, the Partnership distributed net sale proceeds of $45,276 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.22 per Limited Partnership Unit.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                  2009        2008

     Rental Income                             $  82,557   $ 141,867
     Property Management Expenses                      0         (58)
     Depreciation                                 (7,539)    (34,192)
     Gain on Disposal of Real Estate             419,943     147,054
                                                ---------   ---------
       Income from Discontinued Operations     $ 494,961   $ 254,671
                                                =========   =========

(7)  Fair Value Measurements -

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which deferred the effective date of SFAS 157 for one year relative to certain nonfinancial assets and liabilities. The Partnership adopted SFAS 157 for financial assets and liabilities on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Partnership has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

        The Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the three months ended March 31, 2009 and 2008, the Partnership recognized rental income from continuing operations of $108,095 and $106,404, respectively. In 2009, rental income increased due to rent increases on two properties.

        For the three months ended March 31, 2009 and 2008, the Partnership incurred Partnership administration expenses from affiliated parties of $37,031 and $37,696, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,380 and $10,495, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Tumbleweed. If the Lease is affirmed, Tumbleweed must comply with all Lease terms. If the Lease is rejected, Tumbleweed would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At March 31, 2009, the book value of this property was $395,190.

        For the three months ended March 31, 2009 and 2008, the Partnership recognized interest income of $1,526 and $5,314, respectively. Interest income decreased due to lower money market interest rates in 2009, when compared to the same period in 2008.

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2009, the Partnership recognized income from discontinued operations of $494,961, representing rental income less depreciation of $75,018 and gain on disposal of real estate of $419,943. For the three months ended March 31, 2008, the Partnership recognized income from discontinued operations of $254,671, representing rental income less property management expenses and depreciation of $107,617 and gain on disposal of real estate of $147,054.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

         In February 2009, the Partnership entered into an agreement to sell the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. On March 13, 2009, the sale closed with the Partnership receiving net proceeds of $1,259,658, which resulted in a net gain of $419,943. At the time of sale, the cost and related accumulated depreciation was $1,147,274 and $307,559, respectively. At December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $839,715.

        In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. The agreement requires a cash down payment of $750,000 and a 3-year Note for $750,000. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to recognize net sale proceeds of approximately $1,396,000, which will result in a net gain of approximately $256,100. If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2009, the property was classified as Real Estate Held for Sale with a book value of $1,139,903.

        The Partnership is attempting to sell its 37% interest in the Winn-Dixie store in Panama City, Florida. At March 31, 2009 and December 31, 2008, the property was classified as Real Estate
Held for Sale with a book value of $1,470,476.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2009, the Partnership's cash balances increased $1,270,264 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners. During the three months ended March 31, 2008, the Partnership's cash balances decreased $3,764,508 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

        Net cash provided by operating activities decreased from $200,160 in 2008 to $177,269 in 2009 as the result of a decrease in total rental and interest income in 2009, which was partially offset by a decrease in Partnership administration and property management expenses in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses.

       During the three months ended March 31, 2009 and 2008, the Partnership generated cash flow from the sale of real estate of $1,259,658 and $396,546, respectively.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the three months ended March 31, 2009 and 2008, the Partnership declared distributions of $138,785 and $250,611, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $137,397 and $248,105 and the General Partners received distributions of $1,388 and $2,506 for the periods, respectively. In 2009, distributions were lower due to decreases in the distribution rate per Unit, effective July 1, 2008 and January 1, 2009. In addition, the distributions in 2009 were paid on a capital balance that was reduced by a special distribution of net sale proceeds of $3,030,303 in September 2008. This special distribution represented a return of capital of $148.77 per Unit.

        During the first three months of 2008, the Partnership distributed net sale proceeds of $45,276 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.22 per Limited Partnership Unit.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 4.   CONTROLS AND PROCEDURES.

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

ITEM 1.   LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. As of December 31, 2007, the formula results in a purchase price of $-0-. Therefore, the Partnership will no longer purchase Units from Limited Partners under this provision of the Partnership Agreement. During the period covered by this report, the Partnership did not purchase any Units by any other arrangement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.   OTHER INFORMATION.

       None.

ITEM 6.   EXHIBITS.

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


Dated:  May 12, 2009          AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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