Form 10-Q
period 2009-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2009-08-14
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             [X] Yes  [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ]      Accelerated filer [ ]

  Non-accelerated filer [ ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined in Rule 12b-2 of the Exchange Act).   [ ] Yes [X] No


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2009 and December 31,  2008

         Statements for the Periods ended June 30, 2009 and 2008:

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

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                   2009           2008
CURRENT ASSETS:
  Cash                                         $ 1,640,362    $   369,055

INVESTMENTS IN REAL ESTATE:
  Land                                           1,558,642      1,903,818
  Buildings and Equipment                        2,919,012      3,849,603
  Accumulated Depreciation                        (578,690)      (621,928)
                                                -----------    -----------
                                                 3,898,964      5,131,493
  Real Estate Held for Sale                      2,610,379      2,310,191
                                                -----------    -----------
      Net Investments in Real Estate             6,509,343      7,441,684
                                                -----------    -----------
          Total Assets                         $ 8,149,705    $ 7,810,739
                                                ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    15,135    $    38,437
  Distributions Payable                          1,148,888        163,035
  Unearned Rent                                     19,393              0
                                                -----------    -----------
      Total Current Liabilities                  1,183,416        201,472
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   4,244          5,655
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,166 Units outstanding                      6,962,045      7,603,612
                                                -----------    -----------
      Total Partners' Capital                    6,966,289      7,609,267
                                                -----------    -----------
        Total Liabilities and Partners'Capital $ 8,149,705    $ 7,810,739
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                                Three Months Ended       Six Months Ended
                              6/30/09       6/30/08    6/30/09      6/30/08

RENTAL INCOME                $ 107,002    $ 106,698   $ 214,005   $ 212,010

EXPENSES:
  Partnership Administration -
    Affiliates                  32,910       36,358      69,941      74,054
  Partnership Administration
    and Property Management  -
    Unrelated Parties            7,010        8,747      16,390      19,242
  Depreciation                  24,469       24,729      48,938      49,458
                              ---------    ---------   ---------   ---------
      Total Expenses            64,389       69,834     135,269     142,754
                              ---------    ---------   ---------   ---------

OPERATING INCOME                42,613       36,864      78,736      69,256

OTHER INCOME:
  Interest Income                3,871       10,008       5,397      15,322
                              ---------    ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                   46,484       46,872      84,133      84,578

Income from Discontinued
 Operations                     64,726      520,944     560,563     776,491
                              ---------    ---------   ---------   ---------
NET INCOME                   $ 111,210    $ 567,816   $ 644,696   $ 861,069
                              =========    =========   =========   =========
NET INCOME ALLOCATED:
  General Partners           $   6,131    $   5,678   $  11,466   $   8,611
  Limited Partners             105,079      562,138     633,230     852,458
                              ---------    ---------   ---------   ---------
                             $ 111,210    $ 567,816   $ 644,696   $ 861,069
                              =========    =========   =========   =========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations      $    2.28    $    2.30   $    4.13   $    4.15
  Discontinued Operations         2.93        25.58       27.27       38.12
                              ---------    ---------   ---------   ---------
       Total                 $    5.21    $   27.88   $   31.40   $   42.27
                              =========    =========   =========   =========
Weighted Average Units
  Outstanding                   20,166       20,166      20,166      20,166
                              =========    =========   =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                  2009           2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $   644,696    $   861,069

  Adjustments to Reconcile Net Income
  To Net Cash Provided by Operating Activities:
     Depreciation                                  56,837        107,551
     Gain on Sale of Real Estate                 (429,513)      (584,999)
     Decrease in Payable to
        AEI Fund Management, Inc.                 (23,302)       (45,648)
     Increase in Unearned Rent                     19,393         19,709
                                               -----------    -----------
       Total Adjustments                         (376,585)      (503,387)
                                               -----------    -----------
       Net Cash Provided By
          Operating Activities                    268,111        357,682
                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate             1,305,017      2,974,814
                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                 (301,821)    (4,611,738)
                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH                 1,271,307     (1,279,242)

CASH, beginning of period                         369,055      4,830,985
                                               -----------    -----------
CASH, end of period                           $ 1,640,362    $ 3,551,743
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                  Limited
                                                                Partnership
                            General      Limited                   Units
                            Partners     Partners     Total     Outstanding


BALANCE, December 31, 2007  $ 14,625   $10,423,618  $10,438,243   20,165.79

  Distributions Declared      (5,012)     (496,209)    (501,221)

  Net Income                   8,611       852,458      861,069
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2008      $ 18,224   $10,779,867  $10,798,091   20,165.79
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2008  $  5,655   $ 7,603,612  $ 7,609,267   20,165.79

   Distributions Declared    (12,877)   (1,274,797)  (1,287,674)

  Net Income                  11,466       633,230      644,696
                             --------   -----------  -----------  ----------
BALANCE,  June 30, 2009     $  4,244   $ 6,962,045  $ 6,966,289   20,165.79
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2009

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Tumbleweed. If the Lease is assumed, Tumbleweed must comply with all Lease terms. If the Lease is rejected, Tumbleweed would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction. The Partnership will likely accept this offer, which is subject to negotiating an amendment to the Lease and court approval. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At June 30, 2009, the book value of this property was $392,789.

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     In February 2009, the Partnership entered into an agreement to sell the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. On March 13, 2009, the sale closed with the Partnership receiving net proceeds of $1,259,658, which resulted in a net gain of $419,943. At the time of sale, the cost and related accumulated depreciation was $1,147,274 and $307,559, respectively. At December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $839,715.

     In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. Subsequent to June 30, 2009, the sale closed with the Partnership receiving net proceeds of approximately $1,331,000, which resulted in a net gain of approximately $191,100. At the time of sale, the cost and related accumulated depreciation was $1,231,625 and $91,722, respectively. At June 30, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $1,139,903.

     On June 3, 2009, the Partnership sold its remaining 2.5775% interest in the Marie Callender's restaurant in Henderson, Nevada to an unrelated third party. The Partnership received net sale proceeds of $45,359, which resulted in a net gain of $9,570. The cost and related accumulated depreciation of the interest sold was $44,142 and $8,353, respectively.

     The Partnership is attempting to sell its 37% interest in the Winn-Dixie store in Panama City, Florida. At June 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a book value of $1,470,476.

     During the first six months of 2009 and 2008, the Partnership distributed net sale proceeds of $1,010,101 and $117,600 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $49.59 and $5.77 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                 Three Months Ended      Six Months Ended
                                 6/30/09     6/30/08   6/30/09     6/30/08

 Rental Income                  $ 60,434   $ 110,183  $ 144,083  $ 253,142
 Property Management Expenses     (5,134)     (3,499)    (5,134)    (3,557)
 Depreciation                       (144)    (23,685)    (7,899)   (58,093)
 Gain on Disposal of Real Estate   9,570     437,945    429,513    584,999
                                 --------   ---------  ---------  ---------
 Income from Discontinued
  Operations                    $ 64,726   $ 520,944  $ 560,563  $ 776,491
                                 ========   =========  =========  =========

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

(8)  Subsequent Events -

     The Partnership has evaluated subsequent events through August 11, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the six months ended June 30, 2009 and 2008, the Partnership recognized rental income from continuing operations of $214,005 and $212,010, respectively. In 2009, rental income increased due to rent increases on two properties.

        For  the  six  months ended June 30, 2009 and  2008,  the
Partnership incurred Partnership administration expenses from affiliated parties of $69,941 and $74,054, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,390 and $19,242, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Tumbleweed. If the Lease is assumed, Tumbleweed must comply with all Lease terms. If the Lease is rejected, Tumbleweed would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction. The Partnership will likely accept this offer, which is subject to negotiating an amendment to the Lease and court approval. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At June 30, 2009, the book value of this property was $392,789.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2009 and 2008, the Partnership recognized interest income of $5,397 and $15,322, respectively. In 2008, interest income was higher due to higher money market interest rates in 2008, when compared to 2009, and the Partnership had more money invested in a money market account due to property sales. The majority of the sales proceeds were subsequently distributed to the Partners.

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2009, the Partnership recognized income from discontinued operations of $560,563, representing rental income less property management expenses and depreciation of $131,050 and gain on disposal of real estate of $429,513. For the six months ended June 30, 2008, the Partnership recognized income from discontinued operations of $776,491, representing rental income less property management expenses and depreciation of $191,492 and gain on disposal of real estate of $584,999.

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

         In February 2009, the Partnership entered into an agreement to sell the Taco Cabana restaurant in San Antonio, Texas to an unrelated third party. On March 13, 2009, the sale closed with the Partnership receiving net proceeds of $1,259,658, which resulted in a net gain of $419,943. At the time of sale, the cost and related accumulated depreciation was $1,147,274 and $307,559, respectively. At December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $839,715.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. Subsequent to June 30, 2009, the sale closed with the Partnership receiving net proceeds of approximately $1,331,000, which resulted in a net gain of approximately $191,100. At the time of sale, the cost and related accumulated depreciation was $1,231,625 and $91,722, respectively. At June 30, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $1,139,903.

        On June 3, 2009, the Partnership sold its remaining 2.5775% interest in the Marie Callender's restaurant in Henderson, Nevada to an unrelated third party. The Partnership received net sale proceeds of $45,359, which resulted in a net gain of $9,570. The cost and related accumulated depreciation of the interest sold was $44,142 and $8,353, respectively.

        The Partnership is attempting to sell its 37% interest in
the  Winn-Dixie store in Panama City, Florida.  At June 30,  2009 and December 31, 2008, the property was classified as Real Estate
Held for Sale with a book value of $1,470,476.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2009, the Partnership's cash balances increased $1,271,307 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2008, the Partnership's cash balances decreased $1,279,242 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

        Net cash provided by operating activities decreased from $357,682 in 2008 to $268,111 in 2009 as the result of a decrease in total rental and interest income in 2009, which was partially offset by a decrease in Partnership administration and property management expenses in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        During the six months ended June 30, 2009 and 2008, the Partnership generated cash flow from the sale of real estate of $1,305,017 and $2,974,814, respectively.

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

        For the six months ended June 30, 2009 and 2008, the Partnership declared distributions of $1,287,674 and $501,221, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,274,797 and $496,209 and the General Partners received distributions of $12,877 and $5,012 for the periods, respectively. In June 2009, the Partnership declared a special distribution of net sale proceeds of $1,010,101, which resulted in higher distributions in 2009 and a higher distribution payable at June 30, 2009. In 2009, regular distributions were lower due to decreases in the distribution rate per Unit, effective July 1, 2008 and January 1, 2009. In addition, the regular distributions in 2009 were paid on a capital balance that was reduced by a special distribution of net sale proceeds of $3,030,303 in September 2008. This special distribution represented a return of capital of $148.77 per Unit.

        During the first six months of 2009 and 2008, the Partnership distributed net sale proceeds of $1,010,101 and $117,600 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $49.59 and $5.77 per Limited Partnership Unit, respectively.

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


                   PART II - OTHER INFORMATION
                           (Continued)

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.   OTHER INFORMATION.

       None.

ITEM 6.   EXHIBITS.

    10.1 Amendment to Purchase Agreement dated July 1, 2009 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and ZYL Investments, L.L.C. relating to the Property at 1740 North Beltline Road, Mesquite, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 8, 2009).

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


Dated:  August 11, 2009       AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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