Form 10-Q
period 2009-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2009-11-12
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2009

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

Indicate by check mark whether the registrant is a shell  company
as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes   [X] No


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2009 and December  31, 2008

         Statements for the Periods ended September 30, 2009 and 2008:

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

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                    2009           2008
CURRENT ASSETS:
  Cash                                          $ 2,201,003    $   369,055

INVESTMENTS IN REAL ESTATE:
  Land                                            1,558,642      1,903,818
  Buildings and Equipment                         2,919,012      3,849,603
  Accumulated Depreciation                         (603,159)      (621,928)
                                                 -----------    -----------
                                                  3,874,495      5,131,493
  Real Estate Held for Sale                       1,251,149      2,310,191
                                                 -----------    -----------
      Net Investments in Real Estate              5,125,644      7,441,684
                                                 -----------    -----------
          Total Assets                          $ 7,326,647    $ 7,810,739
                                                 ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    19,357    $    38,437
  Distributions Payable                           1,439,393        163,035
  Unearned Rent                                       9,268              0
                                                 -----------    -----------
      Total Current Liabilities                   1,468,018        201,472
                                                 -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    6,580          5,655
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,166 Units outstanding                       5,852,049      7,603,612
                                                 -----------    -----------
      Total Partners' Capital                     5,858,629      7,609,267
                                                 -----------    -----------
        Total Liabilities and Partners'Capital  $ 7,326,647    $ 7,810,739
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                Three Months Ended        Nine Months Ended
                               9/30/09      9/30/08     9/30/09      9/30/08

RENTAL INCOME                 $ 107,001   $ 106,697   $ 321,006    $ 318,707

EXPENSES:
   Partnership  Administration -
     Affiliates                  31,170      33,853     101,111      107,907
  Partnership Administration and
     Property Management  -
     Unrelated Parties            4,764       3,276      21,154       22,518
  Depreciation                   24,469      24,729      73,407       74,187
                               ---------   ---------   ---------    ---------
      Total Expenses             60,403      61,858     195,672      204,612
                               ---------   ---------   ---------    ---------

OPERATING INCOME                 46,598      44,839     125,334      114,095

OTHER INCOME:
  Interest Income                 5,006      16,691      10,403       32,013
                               ---------   ---------   ---------    ---------
INCOME FROM CONTINUING
   OPERATIONS                    51,604      61,530     135,737      146,108

Income  from  Discontinued
  Operations                    280,129      63,619     840,692      840,110
                               ---------   ---------   ---------    ---------
NET INCOME                    $ 331,733   $ 125,149   $ 976,429    $ 986,218
                               =========   =========   =========    =========
NET INCOME ALLOCATED:
  General Partners            $  16,730   $  19,871   $  28,196    $  28,482
  Limited Partners              315,003     105,278     948,233      957,736
                               ---------   ---------   ---------    ---------
                              $ 331,733   $ 125,149   $ 976,429    $ 986,218
                               =========   =========   =========    =========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations       $    2.53   $    3.02   $    6.66    $    7.17
  Discontinued Operations         13.09        2.20       40.36        40.32
                               ---------   ---------   ---------    ---------
       Total                  $   15.62   $    5.22   $   47.02    $   47.49
                               =========   =========   =========    =========
Weighted Average Units
  Outstanding                    20,166      20,166      20,166       20,166
                               =========   =========   =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                     2009           2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   976,429    $   986,218

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
     Depreciation                                    81,306        155,965
     Gain on Sale of Real Estate                   (676,580)      (584,999)
     Decrease in Payable to
        AEI Fund Management, Inc.                   (19,080)       (57,131)
     Increase in Unearned Rent                        9,268          9,267
                                                 -----------    -----------
       Total Adjustments                           (605,086)      (476,898)
                                                 -----------    -----------
       Net Cash Provided By
          Operating Activities                      371,343        509,320
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate               2,911,314      2,974,814
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions Paid to Partners               (1,450,709)    (4,861,445)
                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH                   1,831,948     (1,377,311)

CASH, beginning of period                           369,055      4,830,985
                                                 -----------    -----------
CASH, end of period                             $ 2,201,003    $ 3,453,674
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2007  $ 14,625   $10,423,618  $10,438,243   20,165.79

   Distributions Declared    (37,445)   (3,707,107)  (3,744,552)

  Net Income                  28,482       957,736      986,218
                             --------   -----------  ----------- -----------
BALANCE, September 30, 2008 $  5,662   $ 7,674,247  $ 7,679,909   20,165.79
                             ========   ===========  =========== ===========


BALANCE,  December 31, 2008 $  5,655   $ 7,603,612  $ 7,609,267   20,165.79

   Distributions Declared    (27,271)   (2,699,796)  (2,727,067)

  Net Income                  28,196       948,233      976,429
                             --------   -----------  ----------- -----------
BALANCE, September 30, 2009 $  6,580   $ 5,852,049  $ 5,858,629   20,165.79
                             ========   ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2009

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Tumbleweed. If the Lease is assumed, Tumbleweed must comply with all Lease terms. If the Lease is rejected, Tumbleweed would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction. The Partnership accepted this offer and agreed to a Lease Amendment, which is subject to court approval of the tenant's Plan of Reorganization. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At September 30, 2009, the book value of this property was $390,388.

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

     In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. On July 2, 2009, the sale closed with the Partnership receiving net proceeds of $1,331,175, which resulted in a net gain of $191,272. At the time of sale, the cost and related accumulated depreciation was $1,231,625 and $91,722, respectively.

     On June 3, 2009, the Partnership sold its remaining 2.5775% interest in the Marie Callender's restaurant in Henderson, Nevada to an unrelated third party. The Partnership received net sale proceeds of $45,359, which resulted in a net gain of $9,570. The cost and related accumulated depreciation of the interest sold was $44,142 and $8,353, respectively.

     On September 3, 2009, the Partnership sold 5.5187% of the Winn-Dixie store in Panama City, Florida to an unrelated third party. The Partnership received net sale proceeds of $275,122, which resulted in a net gain of $55,795. The cost and related accumulated depreciation of the interest sold was $255,475 and $36,148, respectively. The Partnership is attempting to sell its remaining 31.4813% interest in the property. At September 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $1,251,149 and $1,470,476, respectively.

     During the first nine months of 2009 and 2008, the Partnership distributed net sale proceeds of $2,345,912 and $3,187,369 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $115.17 and $156.48 per Limited Partnership Unit, respectively.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                  Three Months Ended      Nine Months Ended
                                 9/30/09     9/30/08    9/30/09     9/30/08

 Rental Income                   $ 33,260   $ 87,941   $ 177,343   $ 341,083
 Property Management Expenses        (198)      (637)     (5,332)     (4,194)
 Depreciation                           0    (23,685)     (7,899)    (81,778)
 Gain on Disposal of Real Estate  247,067          0     676,580     584,999
                                  --------   --------   ---------   ---------
 Income from Discontinued
   Operations                    $280,129   $ 63,619   $ 840,692   $ 840,110
                                  ========   ========   =========   =========

(7)  Fair Value Measurements -

     The Partnership adopted new guidance for measuring financial assets and liabilities at fair value on a recurring basis on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Partnership has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this new guidance.

(8)  Subsequent Events -

     The Partnership has evaluated subsequent events through November 10, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

       For the nine months ended September 30, 2009 and 2008, the Partnership recognized rental income from continuing operations of $321,006 and $318,707, respectively. In 2009, rental income increased due to rent increases on two properties.

       For the nine months ended September 30, 2009 and 2008, the Partnership incurred Partnership administration expenses from affiliated parties of $101,111 and $107,907, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $21,154 and $22,518, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. Rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by Tumbleweed. If the Lease is assumed, Tumbleweed must comply with all Lease terms. If the Lease is rejected, Tumbleweed would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction. The Partnership accepted this offer and agreed to a Lease Amendment, which is subject to court approval of the tenant's Plan of Reorganization. The Partnership has evaluated the lease and property value and decided that there is no impairment loss at this time. At September 30, 2009, the book value of this property was $390,388.

       For the nine months ended September 30, 2009 and 2008, the Partnership recognized interest income of $10,403 and $32,013, respectively. In 2008, interest income was higher due to higher money market interest rates in 2008, when compared to 2009, and the Partnership had more money invested in a money market account due to property sales. The majority of the sales proceeds were subsequently distributed to the Partners.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2009, the Partnership recognized income from discontinued operations of $840,692, representing rental income less property management expenses and depreciation of $164,112 and gain on disposal of real estate of $676,580. For the nine months ended September 30, 2008, the Partnership recognized income from discontinued operations of $840,110, representing rental income less property management expenses and depreciation of $255,111 and gain on disposal of real estate of $584,999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. On July 2, 2009, the sale closed with the Partnership receiving net proceeds of $1,331,175, which resulted in a net gain of $191,272. At the time of sale, the cost and related accumulated depreciation was $1,231,625 and $91,722, respectively.

        On June 3, 2009, the Partnership sold its remaining 2.5775% interest in the Marie Callender's restaurant in Henderson, Nevada to an unrelated third party. The Partnership received net sale proceeds of $45,359, which resulted in a net gain of $9,570. The cost and related accumulated depreciation of the interest sold was $44,142 and $8,353, respectively.

        On September 3, 2009, the Partnership sold 5.5187% of the Winn-Dixie store in Panama City, Florida to an unrelated third party. The Partnership received net sale proceeds of $275,122, which resulted in a net gain of $55,795. The cost and related accumulated depreciation of the interest sold was $255,475 and $36,148, respectively. The Partnership is attempting to sell its remaining 31.4813% interest in the property. At September 30, 2009 and December 31, 2008, the property was classified as Real Estate Held for Sale with a carrying value of $1,251,149 and $1,470,476, respectively.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2009, the Partnership's cash balances increased $1,831,948 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2008, the Partnership's cash balances decreased $1,377,311 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

        Net cash provided by operating activities decreased from $509,320 in 2008 to $371,343 in 2009 as the result of a decrease in total rental and interest income in 2009, which was partially offset by a decrease in Partnership administration and property management expenses in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        During the nine months ended September 30, 2009 and 2008, the Partnership generated cash flow from the sale of real estate of $2,911,314 and $2,974,814, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2009 and 2008, the Partnership declared distributions of $2,727,067 and $3,744,552, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,699,796 and $3,707,107 and the General Partners received distributions of $27,271 and $37,445 for the periods, respectively. In June and September 2009, the Partnership declared special distributions of net sale proceeds of $1,010,101 and $1,313,131, respectively. In September 2008, the Partnership declared a special distribution of net sale proceeds of $3,030,303, which resulted in higher distributions in 2008. In 2009, regular distributions were lower due to decreases in the distribution rate per Unit, effective July 1, 2008 and January 1, 2009. In addition, the regular distributions in 2009 were paid on a capital balance that was reduced by the special distribution of net sale proceeds in September 2008.

        During the first nine months of 2009 and 2008, the Partnership distributed net sale proceeds of $2,345,912 and $3,187,369 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $115.17 and $156.48 per Limited Partnership Unit, respectively.

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


Dated:  November 10, 2009     AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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