Form 10-K
period 2009-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2010-03-30
CIK 868740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer          Accelerated filer

  Non-accelerated filer            Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).  Yes [ ]  No  [X]

As of June 30, 2009, there were 20,160.668 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,160,668.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.


                             PART I

ITEM 1.   BUSINESS.

       AEI Net Lease Income & Growth Fund XIX Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 14, 1990. The registrant is comprised of AEI Fund Management XIX, Inc. ("AFM") as Managing General Partner, Robert P. Johnson, the President and sole director of
AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $30,000,000 of limited partnership interests (the "Units") (30,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 5, 1991. The Partnership commenced operations on May 31, 1991 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The Partnership's offering terminated February 5, 1993 when the extended offering period expired. The Partnership received subscriptions for 21,151.928 Limited Partnership Units ($21,151,928).

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

        The Partnership's properties were purchased without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the properties is limited in the aggregate to 20% of the purchase price of all properties. The Partnership will not incur borrowings to pay distributions and will not incur borrowings while there is cash available for distributions.

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. Prior to the third quarter of 2006, the Partnership sold some of its properties and reinvested the proceeds from such sales in additional properties. At the beginning of 2008, the Partnership anticipated that it would sell its remaining properties and liquidate by the end of 2009, depending on market conditions among other things. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. As a result, the Partnership was unable to sell its remaining properties in 2009. Until the economic conditions improve, it is difficult to estimate when the Partnership may be able to sell its remaining properties and liquidate.

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

Property Activity During the Last Three Years

        Prior to the third quarter of 2006, the Partnership sold some of its properties and reinvested the proceeds from such sales in additional properties. In the third quarter of 2006, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties and to distribute sales proceeds to the Partners going forward. As of December 31, 2006, the Partnership owned a significant interest in ten properties and a minor interest in six properties with a total original cost of $14,335,907, including acquisition expenses. During the years ended December 31, 2007, 2008 and 2009, the Partnership sold nine property interests and received net sale proceeds of $4,103,166, $2,974,814 and $2,912,264, which resulted  in  net  gains  of $1,500,324, $584,999  and  $677,530, respectively. As of December 31, 2009, the Partnership owned a significant interest in five properties and a minor interest in two properties with a total original cost of $5,935,008, including acquisition expenses.

Major Tenants

        During 2009, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 78% of total rental revenue in 2009. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2010 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2009.

                                                              Annual  Annual
                         Purchase  Property                   Lease   Rent Per
    Property               Date      Cost     Tenant          Payment Sq. Ft.

HomeTown Buffet Restaurant
  Tucson, AZ                                Summit Family
  (2.2074%)              6/16/93  $ 28,418 Restaurants, Inc. $  2,649  $12.49

Champps Americana Restaurant                    Champps
  Troy, MI                                     Operating
  (.016%)                 9/3/98  $      788  Corporation    $     68  $38.42

Tumbleweed Restaurant
  Chillicothe, OH
  (40%)                 11/20/98  $  505,224 Tumbleweed, Inc.$ 52,787  $24.06

Champps Americana Restaurant                   Champps
  Utica, MI                                   Operating
  (28%)                  2/12/02  $  963,874  Corporation    $ 68,749  $28.60

Biaggi's Restaurant
  Ft. Wayne, IN                             Biaggi's Ristorante
  (50%)                   7/3/03  $1,379,347  Italiano, LLC  $130,540  $27.62

Winn-Dixie Store
  Panama City, FL                            Winn-Dixie Stores
  (31.4813%)             9/19/03  $1,457,354   Leasing, LLC  $117,740  $ 7.23

Advance Auto Parts Store                      Advance Stores
  Harlingen, TX          2/17/06  $1,600,003   Company, Inc. $111,210  $16.43


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Tumbleweed restaurant in Chillicothe, Ohio are owned by AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties. The remaining interest in the Biaggi's restaurant is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Winn-Dixie store are owned by AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties. The remaining interests in the HomeTown Buffet restaurant and the Champps Americana restaurant in Troy, Michigan are owned by unrelated third parties.

ITEM 2.   PROPERTIES.  (Continued)

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

        At December 31, 2009, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
       HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2009, there were 1,459 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $28,365 and $39,112 were made to the General Partners and $2,808,092 and $3,872,103 were made to the Limited Partners for 2009 and 2008, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $2,335,259 and $3,182,065 in 2009 and 2008, respectively. The distributions  reduced  the  Limited Partners'  Adjusted  Capital
Contributions.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. Beginning in 2009, the formula resulted in a purchase price equal to zero. Therefore, the Partnership will no longer purchase Units under this plan. During the last three months of 2009, the Partnership did not purchase any Units by any other arrangement.

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

        The Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the years ended December 31, 2009 and 2008, the Partnership recognized rental income from continuing operations of $424,902 and $425,505, respectively. In 2009, rental income decreased due a reduction in rent for the Tumbleweed restaurant as discussed below. This decrease was partially offset by a rent increase on one property.

        For the years ended December 31, 2009 and 2008, the Partnership incurred Partnership administration expenses from affiliated parties of $133,424 and $157,637, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,342 and $25,579, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction. The Partnership accepted this offer and agreed to a Lease Amendment, which was subject to court approval of the tenant's Plan of Reorganization. In December 2009, the bankruptcy court approved the Plan of Reorganization. Under the Plan, Tumbleweed assumed the Lease for this property and the Lease amendment became effective. As of the date of this report, Tumbleweed has complied with all Lease terms.

        In September 2009, Champps Operating Corporation, the tenant of the Champps Americana restaurant in Utica, Michigan, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant's performance and the current conditions in the market. In December 2009, after reviewing the financial statements for the restaurant and Champps, the Partnership agreed to amend the Lease to reduce the annual rent for the property by 45% to $68,749 for the next three years. On January 1, 2013, the rent will revert to the original amount due under the Lease. During the three-
year period, the amendment provides for additional rental payments if the restaurant's sales exceed certain stated amounts.

        For the years ended December 31, 2009 and 2008, the Partnership recognized interest income of $12,470 and $33,257, respectively. In 2008, interest income was higher due to higher money market interest rates in 2008, when compared to 2009, and the Partnership had more money invested in a money market account due to property sales. The majority of the sales proceeds were subsequently distributed to the Partners.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2009, the Partnership recognized income from discontinued operations of $869,634, representing rental income less property management expenses and depreciation of $192,104 and gain on disposal of real estate of $677,530. For the year ended December 31, 2008, the Partnership recognized income from discontinued operations of $905,481, representing rental income less property management expenses and depreciation of $320,482 and gain on disposal of real estate of $584,999.

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

        In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. On July 2, 2009, the sale closed with the Partnership receiving net proceeds of $1,332,125, which resulted in a net gain of $192,222. At the time of sale, the cost and related accumulated depreciation was $1,231,625 and $91,722, respectively.

        On June 3, 2009, the Partnership sold its remaining 2.5775% interest in the Marie Callender's restaurant in Henderson, Nevada to an unrelated third party. The Partnership received net sale proceeds of $45,359, which resulted in a net gain of $9,570. The cost and related accumulated depreciation of the interest sold was $44,142 and $8,353, respectively.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On September 3, 2009, the Partnership sold 5.5187% of the Winn-Dixie store in Panama City, Florida to an unrelated third party. The Partnership received net sale proceeds of $275,122, which resulted in a net gain of $55,795. The cost and related accumulated depreciation of the interest sold was $255,475 and $36,148, respectively. The Partnership is attempting to sell its remaining 31.4813% interest in the property. At December 31, 2009 and 2008, the property was classified as Real Estate Held for Sale with a carrying value of $1,251,149 and $1,470,476, respectively.

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

Liquidity and Capital Resources

       During the year ended December 31, 2009, the Partnership's cash balances increased $482,973 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2008, the Partnership's cash balances decreased $4,461,930 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

        Net cash provided by operating activities decreased from $667,022 in 2008 to $460,811 in 2009 as the result of a decrease in total rental and interest income in 2009, which was partially offset by a decrease in Partnership administration and property management expenses in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        During the years ended December 31, 2009 and 2008, the Partnership generated cash flow from the sale of real estate of $2,912,264 and $2,974,814, respectively.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2009 and 2008, the Partnership declared distributions of $2,836,457 and $3,911,215, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $2,808,092 and $3,872,103 and the General Partners received distributions of $28,365 and $39,112 for the periods, respectively. In June and September 2009, the Partnership declared special distributions of net sale proceeds of $1,010,101 and $1,313,131, respectively. In September 2008, the Partnership declared a special distribution of net sale proceeds of $3,030,303, which resulted in higher distributions in 2008. In 2009, regular distributions were lower due to decreases in the distribution rate per Unit, effective July 1, 2008 and January 1, 2009. In addition, the regular distributions in 2009 were paid on a capital balance that was reduced by the special distributions of net sale proceeds in 2009 and 2008.

       During 2009 and 2008, the Partnership distributed net sale proceeds of $2,358,847 and $3,214,207 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $115.81 and $157.80 per Limited Partnership Unit, respectively.

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

       At the beginning of 2008, the Partnership anticipated that it would sell its remaining properties and liquidate by the end of 2009, depending on market conditions among other things. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. As a result, the Partnership was unable to sell its remaining properties in 2009. Until the economic conditions improve, it is difficult to estimate when the Partnership may be able to sell its remaining properties and liquidate.

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






   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2009 and 2008

Statements for the Years Ended December 31, 2009 and 2008:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2009 and 2008, and the related statements of income, cash flows and changes in partners' capital for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                        /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants

Minneapolis, Minnesota
March 29, 2010

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                  2009           2008
CURRENT ASSETS:
  Cash                                        $   852,028    $   369,055
  Receivables                                         950              0
                                               -----------    -----------
      Total Current Assets                        852,978        369,055
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,558,642      1,903,818
  Buildings and Equipment                       2,919,012      3,849,603
  Accumulated Depreciation                       (627,628)      (621,928)
                                               -----------    -----------
                                                3,850,026      5,131,493
  Real Estate Held for Sale                     1,251,149      2,310,191
                                               -----------    -----------
      Net Investments in Real Estate            5,101,175      7,441,684
                                               -----------    -----------
          Total Assets                        $ 5,954,153    $ 7,810,739
                                               ===========    ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    19,484    $    38,437
  Distributions Payable                           109,390        163,035
  Unearned Rent                                     3,105              0
                                               -----------    -----------
      Total Current Liabilities                   131,979        201,472
                                               -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                  6,585          5,655
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,166 Units outstanding                     5,815,589      7,603,612
                                               -----------    -----------
    Total Partners' Capital                     5,822,174      7,609,267
                                               -----------    -----------
      Total Liabilities and Partners' Capital $ 5,954,153    $ 7,810,739
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                   2009           2008

RENTAL INCOME                                 $   424,902     $   425,505

EXPENSES:
  Partnership Administration - Affiliates         133,424         157,637
  Partnership Administration and Property
     Management - Unrelated Parties                26,342          25,579
  Depreciation                                     97,876          98,788
                                               -----------     -----------
      Total Expenses                              257,642         282,004
                                               -----------     -----------

OPERATING INCOME                                  167,260         143,501

OTHER INCOME:
  Interest Income                                  12,470          33,257
                                               -----------     -----------

INCOME FROM CONTINUING OPERATIONS                 179,730         176,758

Income from Discontinued Operations               869,634         905,481
                                               -----------     -----------
NET INCOME                                    $ 1,049,364     $ 1,082,239
                                               ===========     ===========
NET INCOME ALLOCATED:
  General Partners                            $    29,295     $    30,142
  Limited Partners                              1,020,069       1,052,097
                                               -----------     -----------
                                              $ 1,049,364     $ 1,082,239
                                               ===========     ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                       $      8.82     $      8.68
  Discontinued Operations                           41.76           43.49
                                               -----------     -----------
      Total                                   $     50.58     $     52.17
                                               ===========     ===========
Weighted Average Units Outstanding -
  Basic and Diluted                                20,166          20,166
                                               ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31


                                                    2009          2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $ 1,049,364   $ 1,082,239

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   105,775       199,769
     Gain on Sale of Real Estate                   (677,530)     (584,999)
     Increase in Receivables                           (950)            0
     Decrease in Payable to
        AEI Fund Management, Inc.                   (18,953)      (29,987)
     Increase in Unearned Rent                        3,105             0
                                                 -----------   -----------
       Total Adjustments                           (588,553)     (415,217)
                                                 -----------   -----------
       Net Cash Provided By
           Operating Activities                     460,811       667,022
                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate               2,912,264     2,974,814
                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                 (2,890,102)   (8,103,766)
                                                 -----------   -----------

NET INCREASE (DECREASE) IN CASH                     482,973    (4,461,930)

CASH, beginning of year                             369,055     4,830,985
                                                 -----------   -----------
CASH, end of year                               $   852,028   $   369,055
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                               Partnership
                             General     Limited                  Units
                             Partners    Partners      Total   Outstanding


BALANCE, December 31, 2007  $  14,625   $10,423,618  $10,438,243   20,165.79

  Distributions Declared      (39,112)   (3,872,103)  (3,911,215)

  Net Income                   30,142     1,052,097    1,082,239
                             ---------   -----------  -----------  ----------
BALANCE, December 31, 2008      5,655     7,603,612    7,609,267   20,165.79

  Distributions Declared      (28,365)   (2,808,092)  (2,836,457)

  Net Income                   29,295     1,020,069    1,049,364
                             ---------   -----------  -----------  ----------
BALANCE,  December 31, 2009 $   6,585   $ 5,815,589  $ 5,822,174   20,165.79
                             =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate and real estate held for sale.

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Revenue Recognition

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Investments in Real Estate

       The Partnership purchases properties and records them at cost. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2009 and 2008.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Fair Value Measurements

       The Partnership adopted new guidance for measuring financial assets and liabilities at fair value on a recurring basis on January 1, 2008 and for certain nonfinancial assets and liabilities measured on a nonrecurring basis on January 1, 2009. The Partnership has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this new guidance.

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

(3)  Related Party Transactions -

     The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Tumbleweed restaurant in Chillicothe, Ohio (40% - AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party); Champps Americana restaurant in Utica, Michigan (28% - AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties); Biaggi's restaurant (50% - AEI Net Lease Income & Growth Fund XX Limited Partnership) and Winn-Dixie store (31.4813% - AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties).

     The Partnership owned a 50% interest in a Tractor Supply Company store. AEI Net Lease Income & Growth Fund XX
     Limited Partnership owned a 50% interest in this property until the property was sold to an unrelated third party in 2009.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(3)  Related Party Transactions - (Continued)

     AEI  received  the following reimbursements  for  costs  and expenses  from the Partnership for the years ended  December
     31:
                                                         2009         2008

a.AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and
  properties, maintaining the Partnership's books, and
  communicating  with the Limited Partners.            $ 133,424    $ 157,637
                                                        ========     ========
b.AEI is reimbursed for all direct expenses it paid on the
  Partnership's behalf to third parties related to Partnership administration and property management.  These
  expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.  These amounts
  included $6,775 and $9,144 of expenses related to
  Discontinued Operations in 2009 and 2008,
  respectively.                                        $  33,117    $  34,723
                                                        ========     ========
c.AEI is reimbursed for costs incurred in providing
  services  related to the sale of property.           $  95,632    $  49,446
                                                        ========     ========

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2009  are   as
     follows:
                                          Buildings and        Accumulated
Property                            Land   Equipment    Total  Depreciation

HomeTown Buffet, Tucson, AZ    $   15,314 $   13,104 $   28,418 $    7,227
Champps Americana, Troy, MI           256        532        788        204
Tumbleweed, Chillicothe, OH       206,725    298,499    505,224    117,236
Champps Americana, Utica, MI      346,554    617,320    963,874    169,312
Biaggi's, Ft. Wayne, IN           503,205    876,142  1,379,347    189,832
Advance Auto Parts, Harlingen, TX 486,588  1,113,415  1,600,003    143,817
                                ---------  ---------  ---------  ---------
                               $1,558,642 $2,919,012 $4,477,654 $  627,628
                                =========  =========  =========  =========

     In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction. The Partnership accepted this offer and agreed to a Lease Amendment, which was subject to court approval of the tenant's Plan of Reorganization. In
     December 2009, the bankruptcy court approved the Plan of Reorganization. Under the Plan, Tumbleweed assumed the
     Lease for this property and the Lease amendment became effective. As of the date of this report, Tumbleweed has complied with all Lease terms.

     In September 2009, Champps Operating Corporation, the tenant of the Champps Americana restaurant in Utica, Michigan, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant's performance and the current conditions in the market. In December 2009, after reviewing the financial statements for the restaurant and Champps, the Partnership agreed to amend the Lease to reduce the annual rent for the property by 45% to $68,749 for the next three years. On January 1, 2013, the rent will revert to the original amount due under the Lease. During the three-year period, the amendment provides for additional rental payments if the restaurant's sales exceed certain stated amounts.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

     The Partnership owns a 2.2074% interest in a HomeTown Buffet restaurant and a .016% interest in a Champps Americana restaurant in Troy, Michigan. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2009, the minimum future rent payments required by the leases are as follows:

                       2010             $  483,743
                       2011                487,926
                       2012                496,960
                       2013                549,649
                       2014                549,649
                       Thereafter        2,274,429
                                         ---------
                                        $4,842,356
                                         =========

     There were no contingent rents recognized in 2009 and 2008.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                           Industry       2009         2008

     Winn-Dixie Stores Leasing, LLC     Retail      $ 131,615   $ 138,380
     Biaggi's Ristorante Italiano, LLC  Restaurant    130,540     130,540
     Champps Operating Corporation      Restaurant    121,506     120,120
     Advance Stores Company, Inc.       Retail        111,210     111,210
     Texas Taco Cabana L.P.             Restaurant        N/A     115,000
     Tractor Supply Company             Retail            N/A      92,218
                                                     ---------   ---------
     Aggregate rent revenue of major tenants        $ 494,871   $ 707,468
                                                     =========   =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    78%         83%
                                                     =========   =========


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     In May 2009, the Partnership entered into an agreement to sell the Tractor Supply Company retail store in Mesquite, Texas to an unrelated third party. On July 2, 2009, the sale closed with the Partnership receiving net proceeds of $1,332,125, which resulted in a net gain of $192,222. At the time of sale, the cost and related accumulated depreciation was $1,231,625 and $91,722, respectively.

     On June 3, 2009, the Partnership sold its remaining 2.5775% interest in the Marie Callender's restaurant in Henderson, Nevada to an unrelated third party. The Partnership received net sale proceeds of $45,359, which resulted in a net gain of $9,570. The cost and related accumulated depreciation of the interest sold was $44,142 and $8,353, respectively.

     On September 3, 2009, the Partnership sold 5.5187% of the Winn-Dixie store in Panama City, Florida to an unrelated third party. The Partnership received net sale proceeds of $275,122, which resulted in a net gain of $55,795. The cost and related accumulated depreciation of the interest sold was $255,475 and $36,148, respectively. The Partnership is attempting to sell its remaining 31.4813% interest in the property. At December 31, 2009 and 2008, the property was classified as Real Estate Held for Sale with a carrying value of $1,251,149 and $1,470,476, respectively.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(6)  Discontinued Operations - (Continued)

     During 2009 and 2008, the Partnership distributed net sale proceeds of $2,358,847 and $3,214,207 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $115.81 and $157.80 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                 2009         2008

     Rental Income                           $ 206,778     $ 430,607
     Property Management Expenses               (6,775)       (9,144)
     Depreciation                               (7,899)     (100,981)
     Gain on Disposal of Real Estate           677,530       584,999
                                              ---------     ---------
         Income from Discontinued Operations $ 869,634     $ 905,481
                                              =========     =========

(7)  Partners' Capital -

     For  the  years  ended  December  31,  2009  and  2008,  the
     Partnership declared distributions of $2,836,457 and $3,911,215, respectively. The Limited Partners received distributions of $2,808,092 and $3,872,103 and the General Partners received distributions of $28,365 and $39,112 for the years, respectively. The Limited Partners' distributions represent $139.25 and $192.01 per Limited Partnership Unit outstanding in 2009 and 2008, respectively, using 20,166 weighted average Units for both years. The distributions represent $50.58 and $52.17 per Unit of Net Income and $88.67 and $139.84 per Unit of return of capital in 2009 and 2008, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $2,335,259 and $3,182,065 in 2009 and 2008, respectively.
     The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $219.79 per original $1,000 invested.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                        2009         2008

     Net  Income  for Financial Reporting Purposes  $ 1,049,364  $ 1,082,239

     Depreciation for Tax Purposes (Over) Under
       Depreciation for Financial Reporting Purposes    (20,782)      37,450

     Income Accrued for Tax Purposes Over
       Income for Financial Reporting Purposes            3,105            0

     Gain on Sale of Real Estate for Tax Purposes
       Over (Under) Gain for Financial Reporting
       Purposes                                          22,679      (39,226)
                                                     -----------  -----------
           Taxable Income to Partners               $ 1,054,366  $ 1,080,463
                                                     ===========  ===========

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                           2009        2008

     Partners'Capital for Financial Reporting Purposes $5,822,174 $ 7,609,267

     Adjusted Tax Basis of Investments in Real Estate
       Over Net Investments in Real Estate
       for Financial Reporting Purposes                   141,190     139,293

     Income Accrued for Tax Purposes Over
       Income for Financial Reporting Purposes              3,105           0

     Syndication Costs Treated as Reduction
       of Capital For Financial Reporting Purposes      3,012,278   3,012,278
                                                        ---------  ----------
     Partners' Capital for Tax Reporting Purposes      $8,978,747 $10,760,838
                                                        =========  ==========

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          (Continued)

        Robert P. Johnson, age 65, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December 2010. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 50, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2010. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2009. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2009 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2010:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2009 and 2008.

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2009, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2009.

    Person or Entity                                 Amount Incurred From
     Receiving                Form and Method   Inception (September 14, 1990)
    Compensation              of Compensation        To December 31, 2009

AEI Securities, Inc.   Selling Commissions equal to 7%       $2,115,193
                       of proceeds plus a 3% nonaccountable
                       expense allowance, most of which was
                       reallowed to Participating Dealers.

General Partners and   Reimbursement at Cost for other       $  903,786
Affiliates             Organization and Offering Costs.

General Partners and   Reimbursement at Cost for all         $  793,888
Affiliates             Acquisition Expenses.

General Partners and   Reimbursement at Cost for providing   $4,154,666
Affiliates             administrative services to the Fund,
                       including all expenses related to
                       management of the Fund's properties
                       and all other transfer agency, reporting, partner relations and other administrative functions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
       DIRECTOR INDEPENDENCE.  (Continued)

    Person or Entity                                 Amount Incurred From
     Receiving                Form and Method   Inception (September 14, 1990)
    Compensation              of Compensation        To December 31, 2009

General Partners and   Reimbursement at Cost for providing   $1,391,272
Affiliates             service related to the disposition of
                       the Fund's properties.

General Partners       1%  of  Net Cash Flow in any fiscal   $  257,620
                       year until the Limited Partners have
                       received annual, non-cumulative
                       distributions of Net Cash Flow  equal
                       to 10% of their Adjusted Capital
                       Contributions and 10% of any remaining
                       Net Cash Flow in such fiscal year.

General Partners       1% of distributions of Net Proceeds   $  168,886
                       of Sale until Limited Partners have
                       received an amount equal to (a) their
                       Adjusted Capital Contributions,  plus
                       (b) an amount equal to 12% of their
                       Adjusted Capital Contributions per
                       annum, cumulative but not compounded,
                       to  the  extent  not   previously
                       distributed. 10% of distributions of
                       Net Proceeds of Sale thereafter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2009 and 2008:

     Fee Category                            2009       2008

     Audit Fees                           $  11,725   $ 12,700
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  11,725   $ 12,700
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

    10.1 Net Lease Agreement dated April 13, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, Robert P. Johnson, and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street, Chillicothe, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 14, 1998).

    10.2 First Amendment to Net Lease Agreement dated November 20, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, Robert P. Johnson and Tumbleweed, LLC relating to the Property at 1150 North Bridge Street,
    Chillicothe,  Ohio  (incorporated  by  reference  to  Exhibit
    10.53 of Form 10-KSB filed March 30, 1999).

    10.3 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 15, 2001).

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

    10.4 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.77 of Form 10-KSB filed March 29, 2002).

    10.5 Assignment and Assumption of Lease dated July 3, 2003, between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and NMA Fort Wayne, LLC relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed August 14, 2003).

    10.6 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24, LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 13, 2003).

    10.7 Assignment and Assumption of Lease dated February 17, 2006 between the Partnership and Meyer-Lamph Development Group, LTD. relating to the Property at 621 South 77 Sunshine Strip, Harlingen, Texas (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 30, 2006).

    10.8 Purchase Agreement dated February 10, 2009 between the Partnership and the Thorsen Living Trust relating to the Property at 6040 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 19, 2009).

    10.9 Amendment to Purchase Agreement dated July 1, 2009 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and ZYL Investments, L.L.C. relating to the Property at 1740 North Beltline Road, Mesquite, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 8, 2009).

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


                           AEI NET LEASE INCOME & GROWTH FUND XIX
                           Limited Partnership
                           By: AEI Fund Management XIX, Inc.
                               Its Managing General Partner


March 29, 2010             By:/s/ ROBERT P JOHNSON
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                 Date


/s/ROBERT P JOHNSON   President (Principal Executive  Officer) March 29, 2010
   Robert P. Johnson  and Sole Director of Managing General
                      Partner

/s/PATRICK W KEENE    Chief Financial Officer  and  Treasurer  March 29, 2010
   Patrick W. Keene   (Principal Accounting Officer)