Form 10-Q
period 2010-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2010-05-14
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2010

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2010 and December 31, 2009

         Statements for the Three Months ended March 31, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                       2010         2009
CURRENT ASSETS:
  Cash                                            $   833,692   $   852,028
  Receivables                                             442           950
                                                   -----------   -----------
      Total Current Assets                            834,134       852,978
                                                   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,351,917     1,558,642
  Buildings and Equipment                           2,620,513     2,919,012
  Accumulated Depreciation                           (532,460)     (627,628)
                                                   -----------   -----------
                                                    3,439,970     3,850,026
  Real Estate Held for Sale                         1,636,736     1,251,149
                                                   -----------   -----------
      Net Investments in Real Estate                5,076,706     5,101,175
                                                   -----------   -----------
          Total Assets                            $ 5,910,840   $ 5,954,153
                                                   ===========   ===========

                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $     5,236   $    19,484
  Distributions Payable                               109,390       109,390
  Unearned Rent                                        22,440         3,105
                                                   -----------   -----------
      Total Current Liabilities                       137,066       131,979
                                                   -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                      6,101         6,585
  Limited Partners, $1,000 per Unit;
      30,000 Units authorized; 21,152 Units issued;
      20,166 Units outstanding                      5,767,673     5,815,589
                                                   -----------   -----------
      Total Partners' Capital                       5,773,774     5,822,174
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $ 5,910,840   $ 5,954,153
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                      2010          2009

RENTAL INCOME                                     $    78,304   $    91,476

EXPENSES:
  Partnership Administration - Affiliates              30,078        37,031
  Partnership Administration and Property
     Management - Unrelated Parties                     7,291         9,380
  Depreciation                                         22,068        22,068
                                                   -----------   -----------
      Total Expenses                                   59,437        68,479
                                                   -----------   -----------

OPERATING INCOME                                       18,867        22,997

OTHER INCOME:
  Interest Income                                       1,982         1,526
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                      20,849        24,523

Income from Discontinued Operations                    40,141       508,963
                                                   -----------   -----------
NET INCOME                                        $    60,990   $   533,486
                                                   ===========   ===========
NET INCOME ALLOCATED:
  General Partners                                $       610   $     5,335
  Limited Partners                                     60,380       528,151
                                                   -----------   -----------
                                                  $    60,990   $   533,486
                                                   ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $      1.02   $      1.20
  Discontinued Operations                                1.97         24.99
                                                   -----------   -----------
       Total                                      $      2.99   $     26.19
                                                   ===========   ===========
Weighted Average Units Outstanding -
  Basic and Diluted                                    20,166        20,166
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                        2010         2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $    60,990   $   533,486

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                       24,469        32,224
     Gain on Sale of Real Estate                             0      (419,943)
     Decrease in Receivables                               508             0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (14,248)       12,109
     Increase in Unearned Rent                          19,335        19,393
                                                    -----------   -----------
       Total Adjustments                                30,064      (356,217)
                                                    -----------   -----------
       Net Cash Provided By
          Operating Activities                          91,054       177,269
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                          0     1,259,658
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                      (109,390)     (166,663)
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH                        (18,336)    1,270,264

CASH, beginning of period                              852,028       369,055
                                                    -----------   -----------
CASH, end of period                                $   833,692   $ 1,639,319
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE,  December 31, 2008 $  5,655   $ 7,603,612  $ 7,609,267   20,165.79

  Distributions Declared      (1,388)     (137,397)    (138,785)

  Net Income                   5,335       528,151      533,486
                             --------   -----------  -----------  ----------
BALANCE,  March 31, 2009    $  9,602   $ 7,994,366  $ 8,003,968   20,165.79
                             ========   ===========  ===========  ==========


BALANCE,  December 31, 2009 $  6,585   $ 5,815,589  $ 5,822,174   20,165.79

  Distributions Declared      (1,094)     (108,296)    (109,390)

  Net Income                     610        60,380       60,990
                             --------   -----------  -----------  ----------
BALANCE,  March 31, 2010    $  6,101   $ 5,767,673  $ 5,773,774   20,165.79
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2010

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2010 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.


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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     Subsequent to March 31, 2010, the Partnership sold an additional 9.5829% of the Winn-Dixie store in Panama City, Florida, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $453,000, which resulted in a net gain of approximately $72,200. The cost and related accumulated depreciation of the interests sold was $443,618 and $62,769, respectively. The Partnership is attempting to sell its remaining 21.8984% interest in the property. At March 31, 2010 and December 31, 2009, the property was classified as
     Real  Estate  Held  for  Sale  with  a  carrying  value   of
     $1,251,149.

     In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction for a five-year period beginning on September 1, 2009. The Partnership accepted this offer and agreed to a Lease Amendment, which was subject to court approval of the tenant's Plan of Reorganization. In December 2009, the bankruptcy court approved the Plan of Reorganization. Under the Plan, Tumbleweed assumed the Lease for this property and the Lease amendment became effective. On September 1, 2014, the rent will revert to the original amount due under the Lease. As of the date of this report, Tumbleweed has complied with all Lease terms.

     In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. The sale is subject to contingencies, including the negotiation of a written purchase agreement, and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $437,000, which will result in a net gain of approximately $51,400. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $385,587.

     During the first three months of 2010, the Partnership distributed net sale proceeds of $23,931 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.17 per Limited Partnership Unit.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                 2010          2009

     Rental Income                           $  42,632     $  99,176
     Property Management Expenses                  (90)            0
     Depreciation                               (2,401)      (10,156)
     Gain on Disposal of Real Estate                 0       419,943
                                              ---------     ---------
     Income from Discontinued Operations     $  40,141     $ 508,963
                                              =========     =========

(7)  Fair Value Measurements -

     As of March 31, 2010, the Partnership has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For the three months ended March 31, 2010 and 2009, the Partnership recognized rental income from continuing operations of $78,304 and $91,476, respectively. In 2010, rental income decreased due to a reduction in rent for the Champps Americana restaurant as discussed below.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2010 and 2009, the Partnership incurred Partnership administration expenses from affiliated parties of $30,078 and $37,031, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $7,291 and $9,380, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the three months ended March 31, 2010 and 2009, the Partnership recognized interest income of $1,982 and $1,526, respectively.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2010, the Partnership recognized income from discontinued operations of $40,141, representing rental income less property management expenses and depreciation. For the three months ended March 31, 2009, the Partnership recognized income from discontinued operations of $508,963, representing rental income less depreciation of $89,020 and gain on disposal of real estate of $419,943.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        Subsequent to March 31, 2010, the Partnership sold an additional 9.5829% of the Winn-Dixie store in Panama City,
Florida, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $453,000, which resulted in a net gain of approximately $72,200. The cost and related accumulated depreciation of the interests sold was $443,618 and $62,769, respectively. The Partnership is attempting to sell its remaining 21.8984% interest in the property. At March 31, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $1,251,149.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction for a five-year period beginning on September 1, 2009. The Partnership accepted this offer and agreed to a Lease Amendment, which was subject to court approval of the tenant's Plan of Reorganization. In December 2009, the bankruptcy court approved the Plan of Reorganization. Under the Plan, Tumbleweed assumed the Lease for this property and the Lease amendment became effective. On September 1, 2014, the rent will revert to the original amount due under the Lease. As of the date of this report, Tumbleweed has complied with all Lease terms.

       In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. The sale is subject to contingencies, including the negotiation of a written purchase agreement, and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $437,000, which will result in a net gain of approximately $51,400. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At March 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $385,587.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2010, the Partnership's cash balances decreased $18,336 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2009, the Partnership's cash balances increased $1,270,264 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners.

        Net cash provided by operating activities decreased from $177,269 in 2009 to $91,054 in 2010 as the result of a decrease in total rental and interest income in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2010.

        During the three months ended March 31, 2009, the Partnership generated cash flow from the sale of real estate of $1,259,658.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the three months ended March 31, 2010 and 2009, the Partnership declared distributions of $109,390 and $138,785, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $108,296 and $137,397 and the General Partners received distributions of $1,094 and $1,388 for the periods, respectively. In June and September 2009, the Partnership declared special distributions of net sale proceeds of $1,010,101 and $1,313,131, respectively. In 2010, regular distributions were paid on a capital balance that was reduced by the special distributions of net sale proceeds in 2009. As a result, distributions declared in the first three months of 2010 were lower than distributions declared in the first three months of 2009.

        During the first three months of 2010, the Partnership distributed net sale proceeds of $23,931 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.17 per Limited Partnership Unit.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate investment funds. However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows. If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

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


Dated:  May 12, 2010          AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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