Form 10-Q
period 2010-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2010-08-16
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2010

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2010 and December 31,  2009

         Statements for the Periods ended June 30, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                     2010           2009
CURRENT ASSETS:
  Cash                                           $ 1,250,755    $   852,028
  Receivables                                            111            950
                                                  -----------    -----------
      Total Current Assets                         1,250,866        852,978
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,351,917      1,558,642
  Buildings and Equipment                          2,620,513      2,919,012
  Accumulated Depreciation                          (554,528)      (627,628)
                                                  -----------    -----------
                                                   3,417,902      3,850,026
  Real Estate Held for Sale                        1,255,887      1,251,149
                                                  -----------    -----------
      Net Investments in Real Estate               4,673,789      5,101,175
                                                  -----------    -----------
          Total Assets                           $ 5,924,655    $ 5,954,153
                                                  ===========    ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    12,289    $    19,484
  Distributions Payable                              109,390        109,390
  Unearned Rent                                       15,362          3,105
                                                  -----------    -----------
      Total Current Liabilities                      137,041        131,979
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     6,239          6,585
  Limited Partners, $1,000 per Unit;
    30,000 Units authorized; 21,152 Units issued;
    20,166 Units outstanding                       5,781,375      5,815,589
                                                  -----------    -----------
      Total Partners' Capital                      5,787,614      5,822,174
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $ 5,924,655    $ 5,954,153
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                                  Three Months Ended      Six Months Ended
                                 6/30/10      6/30/09   6/30/10      6/30/09

RENTAL INCOME                  $  77,641    $  91,476   $ 155,945   $ 182,954

EXPENSES:
  Partnership Administration -
    Affiliates                    28,693       32,910      58,771      69,941
  Partnership Administration
    and Property Management  -
    Unrelated Parties              7,571        6,786      14,862      16,166
  Depreciation                    22,068       22,068      44,136      44,136
                                ---------    ---------   ---------   ---------
      Total Expenses              58,332       61,764     117,769     130,243
                                ---------    ---------   ---------   ---------

OPERATING INCOME                  19,309       29,712      38,176      52,711

OTHER INCOME:
  Interest Income                  2,748        3,871       4,730       5,397
                                ---------    ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                     22,057       33,583      42,906      58,108

Income from Discontinued
  Operations                     101,173       77,627     141,314     586,588
                                ---------    ---------   ---------   ---------
NET INCOME                     $ 123,230    $ 111,210   $ 184,220   $ 644,696
                                =========    =========   =========   =========
NET INCOME ALLOCATED:
  General Partners             $   1,232    $   6,131   $   1,842   $  11,466
  Limited Partners               121,998      105,079     182,378     633,230
                                ---------    ---------   ---------   ---------
                               $ 123,230    $ 111,210   $ 184,220   $ 644,696
                                =========    =========   =========   =========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations        $    1.08    $    1.65   $    2.11   $    2.85
  Discontinued Operations           4.97         3.56        6.93       28.55
                                ---------    ---------   ---------   ---------
       Total                   $    6.05    $    5.21   $    9.04   $   31.40
                                =========    =========   =========   =========
Weighted Average Units Outstanding -
  Basic and Diluted               20,166       20,166      20,166      20,166
                                =========    =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                       2010          2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   184,220   $   644,696

  Adjustments to Reconcile Net Income
  To Net Cash Provided by Operating Activities:
     Depreciation                                       46,537        56,837
     Gain on Sale of Real Estate                       (71,025)     (429,513)
     Decrease in Receivables                               839             0
     Decrease in Payable to
        AEI Fund Management, Inc.                       (7,195)      (23,302)
     Increase in Unearned Rent                          12,257        19,393
                                                    -----------   -----------
       Total Adjustments                               (18,587)     (376,585)
                                                    -----------   -----------
       Net Cash Provided By
          Operating Activities                         165,633       268,111
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                    451,874     1,305,017
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                      (218,780)     (301,821)
                                                    -----------   -----------

NET INCREASE IN CASH                                   398,727     1,271,307

CASH, beginning of period                              852,028       369,055
                                                    -----------   -----------
CASH, end of period                                $ 1,250,755   $ 1,640,362
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE,  December 31, 2008  $  5,655   $7,603,612  $7,609,267   20,165.79

   Distributions Declared     (12,877)  (1,274,797) (1,287,674)

  Net Income                   11,466      633,230     644,696
                              --------   ----------  ----------  ----------
BALANCE,  June 30, 2009      $  4,244   $6,962,045  $6,966,289   20,165.79
                              ========   ==========  ==========  ==========


BALANCE,  December 31, 2009  $  6,585   $5,815,589  $5,822,174   20,165.79

  Distributions Declared       (2,188)    (216,592)   (218,780)

  Net Income                    1,842      182,378     184,220
                              --------   ----------  ----------  ----------
BALANCE,  June 30, 2010      $  6,239   $5,781,375  $5,787,614   20,165.79
                              ========   ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2010

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the second quarter of 2010, the Partnership sold an additional 9.5829% of the Winn-Dixie store in Panama City, Florida, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $451,874, which resulted in a net gain of $71,025. The cost and related accumulated depreciation of the interests sold was $443,618 and $62,769, respectively. The Partnership is attempting to sell its remaining 21.8984% interest in the property. At June 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $870,300 and $1,251,149, respectively.

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

     In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. In August 2010, the parties entered into a written purchase agreement. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $437,000, which will result in a net gain of approximately $51,400. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At June 30, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $385,587.

     During   the  first  six  months  of  2010  and  2009,   the
     Partnership distributed net sale proceeds of $59,046 and $1,010,101 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.89 and $49.59 per Limited Partnership Unit, respectively.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:


                                 Three Months Ended       Six Months Ended
                                6/30/10      6/30/09    6/30/10     6/30/09

 Rental Income                  $ 36,293   $ 75,960   $ 78,925   $ 175,134
 Property Management Expenses     (6,145)    (5,358)    (6,235)     (5,358)
 Depreciation                          0     (2,545)    (2,401)    (12,701)
 Gain on Disposal of Real Estate  71,025      9,570     71,025     429,513
                                 --------   --------   --------   ---------
 Income from Discontinued
   Operations                   $101,173   $ 77,627   $141,314   $ 586,588
                                 ========   ========   ========   =========

(7)  Fair Value Measurements -

     As of June 30, 2010, the Partnership has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For the six months ended June 30, 2010 and 2009, the Partnership recognized rental income from continuing operations of $155,945 and $182,954, respectively. In 2010, rental income decreased mainly due to a reduction in rent for the Champps Americana restaurant as discussed below.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For  the  six  months ended June 30, 2010 and  2009,  the
Partnership incurred Partnership administration expenses from affiliated parties of $58,771 and $69,941, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $14,862 and $16,166, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the six months ended June 30, 2010 and 2009, the Partnership recognized interest income of $4,730 and $5,397, respectively.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2010, the Partnership recognized income from discontinued operations of $141,314, representing rental income less property management expenses and depreciation of $70,289 and gain on disposal of real estate of $71,025. For the six months ended June 30, 2009, the Partnership recognized income from discontinued operations of $586,588, representing rental income less property management expenses and depreciation of $157,075 and gain on disposal of real estate of $429,513.

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

       During the second quarter of 2010, the Partnership sold an additional 9.5829% of the Winn-Dixie store in Panama City,
Florida, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $451,874, which resulted in a net gain of $71,025. The cost and related accumulated depreciation of the interests sold was $443,618 and $62,769, respectively. The Partnership is attempting to sell its remaining 21.8984% interest in the property. At June 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $870,300 and $1,251,149, respectively.

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

       In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. In August 2010, the parties entered into a written purchase agreement. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $437,000, which will result in a net gain of approximately $51,400. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. At June 30, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $385,587.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2010, the Partnership's cash balances increased $398,727 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2009, the Partnership's cash balances increased $1,271,307 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $268,111 in 2009 to $165,633 in 2010 as the result of a decrease in total rental and interest income in 2010, which was partially offset by a decrease in Partnership administration and property management expenses in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        During the six months ended June 30, 2010 and 2009, the Partnership generated cash flow from the sale of real estate of $451,874 and $1,305,017, respectively.

      The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the six months ended June 30, 2010 and 2009, the Partnership declared distributions of $218,780 and $1,287,674, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $216,592 and $1,274,797 and the General Partners received distributions of $2,188 and $12,877 for the periods, respectively. In June and September 2009, the Partnership declared special distributions of net sale proceeds of $1,010,101 and $1,313,131, respectively. In 2010, regular distributions were paid on a capital balance that was reduced by the special distributions of net sale proceeds in 2009. As a result, distributions declared in the first six months of 2010 were lower than distributions declared in the first six months of 2009.

       During  the  first  six  months  of  2010  and  2009,  the
Partnership distributed net sale proceeds of $59,046 and $1,010,101 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.89 and $49.59 per Limited Partnership Unit, respectively.

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


Dated:  August 11, 2010       AEI Net Lease Income & Growth  Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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