Form 10-Q
period 2010-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2010-11-12
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2010

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2010 and December 31, 2009

         Statements for the Periods ended September 30, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                     2010          2009
CURRENT ASSETS:
  Cash                                           $ 1,212,710   $   852,028
  Receivables                                              0           950
                                                  -----------   -----------
      Total Current Assets                         1,212,710       852,978
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,351,917     1,558,642
  Buildings and Equipment                          2,620,513     2,919,012
  Accumulated Depreciation                          (576,596)     (627,628)
                                                  -----------   -----------
                                                   3,395,834     3,850,026
  Real Estate Held for Sale                        1,255,887     1,251,149
                                                  -----------   -----------
      Net Investments in Real Estate               4,651,721     5,101,175
                                                  -----------   -----------
          Total Assets                           $ 5,864,431   $ 5,954,153
                                                  ===========   ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $     6,536   $    19,484
  Distributions Payable                              109,390       109,390
  Unearned Rent                                        9,267         3,105
                                                  -----------   -----------
      Total Current Liabilities                      125,193       131,979
                                                  -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                     5,756         6,585
  Limited Partners, $1,000 per Unit;
      30,000 Units authorized; 21,152 Units issued;
      20,166 Units outstanding                     5,733,482     5,815,589
                                                  -----------   -----------
      Total Partners' Capital                      5,739,238     5,822,174
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $ 5,864,431   $ 5,954,153
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                Three Months Ended      Nine Months Ended
                               9/30/10      9/30/09    9/30/10      9/30/09

RENTAL INCOME                 $  77,974   $  91,475   $ 233,919   $ 274,429

EXPENSES:
  Partnership Administration -
    Affiliates                   27,641      31,170      86,412     101,111
  Partnership Administration
    and Property Management  -
    Unrelated Parties             3,545       4,764      18,407      20,930
  Depreciation                   22,068      22,068      66,204      66,204
                               ---------   ---------   ---------   ---------
      Total Expenses             53,254      58,002     171,023     188,245
                               ---------   ---------   ---------   ---------

OPERATING INCOME                 24,720      33,473      62,896      86,184

OTHER INCOME:
  Interest Income                 2,984       5,006       7,714      10,403
                               ---------   ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                    27,704      38,479      70,610      96,587

Income from
  Discontinued Operations        33,309     293,254     174,623     879,842
                               ---------   ---------   ---------   ---------
NET INCOME                    $  61,013   $ 331,733   $ 245,233   $ 976,429
                               =========   =========   =========   =========
NET INCOME ALLOCATED:
  General Partners            $     610   $  16,730   $   2,452   $  28,196
  Limited Partners               60,403     315,003     242,781     948,233
                               ---------   ---------   ---------   ---------
                              $  61,013   $ 331,733   $ 245,233   $ 976,429
                               =========   =========   =========   =========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations       $    1.36   $    1.89   $    3.47   $    4.74
  Discontinued Operations          1.64       13.73        8.57       42.28
                               ---------   ---------   ---------   ---------
       Total                  $    3.00   $   15.62   $   12.04   $   47.02
                               =========   =========   =========   =========
Weighted Average Units Outstanding -
  Basic and Diluted              20,166      20,166      20,166      20,166
                               =========   =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                    2010           2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   245,233    $   976,429

  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
     Depreciation                                    68,605         81,306
     Gain on Sale of Real Estate                    (71,025)      (676,580)
     Decrease in Receivables                            950              0
     Decrease in Payable to
        AEI Fund Management, Inc.                   (12,948)       (19,080)
     Increase in Unearned Rent                        6,162          9,268
                                                 -----------    -----------
       Total Adjustments                             (8,256)      (605,086)
                                                 -----------    -----------
       Net Cash Provided By
          Operating Activities                      236,977        371,343
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                 451,874      2,911,314
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                   (328,169)    (1,450,709)
                                                 -----------    -----------

NET INCREASE IN CASH                                360,682      1,831,948

CASH, beginning of period                           852,028        369,055
                                                 -----------    -----------
CASH, end of period                             $ 1,212,710    $ 2,201,003
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                   Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE,  December 31, 2008  $  5,655   $7,603,612  $7,609,267    20,165.79

  Distributions Declared      (27,271)  (2,699,796) (2,727,067)

  Net Income                   28,196      948,233     976,429
                              --------   ----------  ----------   ----------
BALANCE, September 30, 2009  $  6,580   $5,852,049  $5,858,629    20,165.79
                              ========   ==========  ==========   ==========


BALANCE, December 31, 2009   $  6,585   $5,815,589  $5,822,174    20,165.79

  Distributions Declared       (3,281)    (324,888)   (328,169)

  Net Income                    2,452      242,781     245,233
                              --------   ----------  ----------   ----------
BALANCE, September 30, 2010  $  5,756   $5,733,482  $5,739,238    20,165.79
                              ========   ==========  ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2010

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the second quarter of 2010, the Partnership sold an additional 9.5829% of the Winn-Dixie store in Panama City, Florida, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $451,874, which resulted in a net gain of $71,025. The cost and related accumulated depreciation of the interests sold was $443,618 and $62,769, respectively. The Partnership is attempting to sell its remaining 21.8984% interest in the property. At September 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $870,300 and $1,251,149, respectively.

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

     In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. In August 2010, the parties entered into a written purchase agreement. On October 28, 2010, the sale closed with the Partnership receiving net proceeds of approximately $437,000, which resulted in a net gain of approximately $51,400. At the time of sale, the cost and related accumulated depreciation was $505,224 and $119,637, respectively. At September 30, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $385,587.

     During  the  first  nine  months  of  2010  and  2009,   the
     Partnership distributed net sale proceeds of $85,356 and $2,345,912 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.18 and $115.17 per Limited Partnership Unit, respectively.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended      Nine Months Ended
                               9/30/10      9/30/09    9/30/10     9/30/09

 Rental Income                 $ 33,671  $  48,786   $ 112,596   $ 223,920
 Property Management Expenses      (362)      (198)     (6,597)     (5,556)
 Depreciation                         0     (2,401)     (2,401)    (15,102)
 Gain on Disposal of Real Estate      0    247,067      71,025     676,580
                                --------  ---------   ---------   ---------
 Income from
   Discontinued Operations     $ 33,309  $ 293,254   $ 174,623   $ 879,842
                                ========  =========   =========   =========

(7)  Fair Value Measurements -

     As of September 30, 2010, the Partnership has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

        The Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses), as all the properties were purchased prior to January 1, 2009. The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

       For the nine months ended September 30, 2010 and 2009, the Partnership recognized rental income from continuing operations of $233,919 and $274,429, respectively. In 2010, rental income decreased mainly due to a reduction in rent for the Champps Americana restaurant as discussed below.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2010 and 2009, the Partnership incurred Partnership administration expenses from affiliated parties of $86,412 and $101,111, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,407 and $20,930, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

       For the nine months ended September 30, 2010 and 2009, the Partnership recognized interest income of $7,714 and $10,403, respectively. In 2009, interest income was higher as the Partnership had more money invested in a money market account due to property sales. The majority of the sales proceeds were subsequently distributed to the Partners.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2010, the Partnership recognized income from discontinued operations of $174,623, representing rental income less property management expenses and depreciation of $103,598 and gain on disposal of real estate of $71,025. For the nine months ended September 30, 2009, the Partnership recognized income from discontinued operations of $879,842, representing rental income less property management expenses and depreciation of $203,262 and gain on disposal of real estate of $676,580.

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

       During the second quarter of 2010, the Partnership sold an additional 9.5829% of the Winn-Dixie store in Panama City,
Florida, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $451,874, which resulted in a net gain of $71,025. The cost and related accumulated depreciation of the interests sold was $443,618 and $62,769, respectively. The Partnership is attempting to sell its remaining 21.8984% interest in the property. At September 30, 2010 and December 31, 2009, the property was classified as Real Estate Held for Sale with a carrying value of $870,300 and $1,251,149, respectively.

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

       In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. In August 2010, the parties entered into a written purchase agreement. On October 28, 2010, the sale closed with the Partnership receiving net proceeds of approximately $437,000, which resulted in a net gain of approximately $51,400. At the time of sale, the cost and related accumulated depreciation was $505,224 and $119,637, respectively. At September 30, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $385,587.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2010, the Partnership's cash balances increased $360,682 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2009, the Partnership's cash balances increased $1,831,948 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $371,343 in 2009 to $236,977 in 2010 as the result of a decrease in total rental and interest income in 2010, which was partially offset by a decrease in Partnership administration and property management expenses in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        During the nine months ended September 30, 2010 and 2009, the Partnership generated cash flow from the sale of real estate of $451,874 and $2,911,314, respectively.

      The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

       For the nine months ended September 30, 2010 and 2009, the Partnership declared distributions of $328,169 and $2,727,067, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $324,888 and $2,699,796 and the General Partners received distributions of $3,281 and $27,271 for the periods, respectively. In June and September 2009, the Partnership declared special distributions of net sale proceeds of $1,010,101 and $1,313,131, respectively. In 2010, regular distributions were paid on a capital balance that was reduced by the special distributions of net sale proceeds in 2009. As a result, distributions declared in the first nine months of 2010 were lower than distributions declared in the first nine months of 2009.

      During  the  first  nine  months  of  2010  and  2009,  the
Partnership distributed net sale proceeds of $85,356 and $2,345,912 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.18 and $115.17 per Limited Partnership Unit, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


Dated:  November 10, 2010     AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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