Form 10-K
period 2010-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2011-03-28
CIK 868740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each className of each exchange on which registered
             None                          None

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

  Large accelerated filer [ ]       Accelerated filer  [ ]
  Non-accelerated  filer [ ]        Smaller  reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).  Yes  [ ]  No  [X]

As of June 30, 2010, there were 20,160.668 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,160,668.

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

Property Activity During the Last Three Years

        Prior to the third quarter of 2006, the Partnership sold some of its properties and reinvested the proceeds from such sales in additional properties. In the third quarter of 2006, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties and to distribute sales proceeds to the Partners going forward. As of December 31, 2007, the Partnership owned a significant interest in eight properties and a minor interest in five properties with a total original cost of $11,220,237, including acquisition expenses. During the years ended December 31, 2008, 2009 and 2010, the Partnership sold eight property interests and received net sale proceeds of $2,974,814, $2,912,264 and $1,075,669, which resulted  in  net  gains  of  $584,999,  $677,530  and  $160,465, respectively. As of December 31, 2010, the Partnership owned a significant interest in four properties and a minor interest in two properties with a total original cost of $4,812,879, including acquisition expenses.

Major Tenants

        During 2010, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 90% of total rental revenue in 2010. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2011 and future years. However, the tenant of the Winn-Dixie store will likely not continue to be a major tenant as the Partnership is attempting to sell the property. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2010.

                                                         Annual    Annual
                Purchase    Property                     Lease     Rent Per
Property          Date        Cost        Tenant         Payment   Sq. Ft.

HomeTown Buffet Restaurant
 Tucson, AZ                             Summit Family
 (2.2074%)       6/16/93   $   28,418  Restaurants, Inc.  $  2,649  $12.49

Champps Americana Restaurant             Champps
 Troy, MI                               Operating
 (.016%)          9/3/98   $      788  Corporation        $     68  $38.42

Champps Americana Restaurant             Champps
 Utica, MI                              Operating
 (28%)           2/12/02   $  963,874  Corporation        $ 68,749  $28.60

Biaggi's Restaurant
 Ft. Wayne, IN                        Biaggi's Ristorante
 (50%)            7/3/03   $1,379,347   Italiano, LLC     $130,540  $27.62

Winn-Dixie Store
 Panama City, FL                      Winn-Dixie Stores
 (18.1551%)      9/19/03   $  840,449  Leasing, LLC       $ 67,900  $ 7.23

Advance Auto Parts Store               Advance Stores
 Harlingen, TX   2/17/06   $1,600,003   Company, Inc.     $111,210  $16.43


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

ITEM 2.   PROPERTIES.  (Continued)

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

        At December 31, 2010, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   REMOVED AND RESERVED.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2010, there were 1,461 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $16,497 and $28,365 were made to the General Partners and $1,633,183 and $2,808,092 were made to the Limited Partners for 2010 and 2009, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $1,320,878 and $2,335,259 in 2010 and 2009, respectively. The distributions  reduced  the  Limited Partners'  Adjusted  Capital
Contributions.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing
General Partner during September of each year. The purchase price of the Units is based on a formula specified in the Partnership Agreement. Beginning in 2009, the formula resulted in a purchase price equal to zero. Therefore, the Partnership will no longer purchase Units under this plan. During the last three months of 2010, the Partnership did not purchase any Units by any other arrangement.

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


Application of Critical Accounting Policies

        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses), as all the properties were purchased prior to January 1, 2009. The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the years ended December 31, 2010 and 2009, the Partnership recognized rental income from continuing operations of $311,780 and $365,905, respectively. In 2010, rental income decreased mainly due to a reduction in rent for the Champps Americana restaurant as discussed below. Based on the scheduled rent for the properties owned as of February 28, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $317,000 in 2011.

        For the years ended December 31, 2010 and 2009, the Partnership incurred Partnership administration expenses from affiliated parties of $113,736 and $133,424, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,413 and $24,514, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the years ended December 31, 2010 and 2009, the Partnership recognized interest income of $11,584 and $12,470, respectively.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2010, the Partnership recognized income from discontinued operations of $286,309, representing rental income less property management expenses and depreciation of $125,844 and gain on disposal of real estate of $160,465. For the year ended December 31, 2009, the Partnership recognized income from discontinued operations of $917,200, representing rental income less property management expenses and depreciation of $239,670 and gain on disposal of real estate of $677,530.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During 2010, the Partnership sold an additional 13.3262% of the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $637,586, which resulted in a net gain of $107,969. The cost and related accumulated depreciation of the interests sold was $616,905 and $87,288, respectively. The Partnership is attempting to sell its remaining 18.1551% interest in the property. At December 31, 2010 and 2009, the property was classified as Real Estate Held for Sale with a carrying value of $721,532 and $1,251,149, respectively.

        In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction for a five-year period beginning on September 1, 2009. The Partnership accepted this offer and agreed to a Lease Amendment, which was subject to court approval of the tenant's Plan of Reorganization. In December 2009, the bankruptcy court approved the Plan of Reorganization. Under the Plan, Tumbleweed assumed the Lease for this property and the Lease amendment became effective. On September 1, 2014, the rent would have reverted to the original amount due under the Lease. As of the date of sale, Tumbleweed had complied with all Lease terms.

       In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. In August 2010, the parties entered into a written purchase agreement. On October 28, 2010, the sale closed with the Partnership receiving net proceeds of $438,083, which resulted in a net gain of $52,496. At the time of sale, the cost and related accumulated depreciation was $505,224 and $119,637, respectively.

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

Liquidity and Capital Resources

       During the year ended December 31, 2010, the Partnership's cash balances increased $943,389 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2009, the Partnership's cash balances increased $482,973 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities decreased from $460,811 in 2009 to $305,279 in 2010 as the result of a decrease in total rental and interest income in 2010, which was partially offset by a decrease in Partnership administration and property management expenses in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        During the years ended December 31, 2010 and 2009, the Partnership generated cash flow from the sale of real estate of $1,075,669 and $2,912,264, respectively.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the years ended December 31, 2010 and 2009, the Partnership declared distributions of $1,649,680 and $2,836,457, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,633,183 and $2,808,092 and the General Partners received distributions of $16,497 and $28,365 for the periods, respectively. In December 2010, the Partnership declared a special distribution of net sale proceeds of $1,212,121, which resulted in a higher distributions payable at December 31, 2010. In June and September 2009, the Partnership declared special distributions of net sale proceeds of $1,010,101 and $1,313,131, respectively. In 2010, regular distributions were paid on a capital balance that was reduced by the special distributions of net sale proceeds in 2009. As a result, distributions declared in 2010 were lower than distributions declared in 2009.

       During 2010 and 2009, the Partnership distributed net sale proceeds of $1,334,220 and $2,358,847 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $65.49 and $115.81 per Limited Partnership Unit, respectively.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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






   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2010 and 2009

Statements for the Years Ended December 31, 2010 and 2009:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements






     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2010 and 2009, and the related statements of income, cash flows and changes in partners' capital for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                        /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants

Minneapolis, Minnesota
March 25, 2011

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                      2010         2009
CURRENT ASSETS:
  Cash                                            $ 1,795,417   $   852,028
  Receivables                                               0           950
                                                   -----------   -----------
      Total Current Assets                          1,795,417       852,978
                                                   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,351,917     1,558,642
  Buildings and Equipment                           2,620,513     2,919,012
  Accumulated Depreciation                           (598,665)     (627,628)
                                                   -----------   -----------
                                                    3,373,765     3,850,026
  Real Estate Held for Sale                           721,532     1,251,149
                                                   -----------   -----------
      Net Investments in Real Estate                4,095,297     5,101,175
                                                   -----------   -----------
          Total Assets                            $ 5,890,714   $ 5,954,153
                                                   ===========   ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    11,458   $    19,484
  Distributions Payable                             1,321,511       109,390
  Unearned Rent                                             0         3,105
                                                   -----------   -----------
      Total Current Liabilities                     1,332,969       131,979
                                                   -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                      1,527         6,585
  Limited Partners, $1,000 per Unit;
      30,000 Units authorized; 21,152 Units issued;
      20,166 Units outstanding                      4,556,218     5,815,589
                                                   -----------   -----------
      Total Partners' Capital                       4,557,745     5,822,174
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $ 5,890,714   $ 5,954,153
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                       2010         2009

RENTAL INCOME                                     $   311,780   $   365,905

EXPENSES:
  Partnership Administration - Affiliates             113,736       133,424
  Partnership Administration and Property
     Management - Unrelated Parties                    22,413        24,514
  Depreciation                                         88,273        88,273
                                                   -----------   -----------
      Total Expenses                                  224,422       246,211
                                                   -----------   -----------

OPERATING INCOME                                       87,358       119,694

OTHER INCOME:
  Interest Income                                      11,584        12,470
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                      98,942       132,164

Income from Discontinued Operations                   286,309       917,200
                                                   -----------   -----------
NET INCOME                                        $   385,251   $ 1,049,364
                                                   ===========   ===========
NET INCOME ALLOCATED:
  General Partners                                $    11,439   $    29,295
  Limited Partners                                    373,812     1,020,069
                                                   -----------   -----------
                                                  $   385,251   $ 1,049,364
                                                   ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $      4.86   $      6.49
  Discontinued Operations                               13.68         44.09
                                                   -----------   -----------
      Total                                       $     18.54   $     50.58
                                                   ===========   ===========
Weighted Average Units Outstanding -
  Basic and Diluted                                    20,166        20,166
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31


                                                        2010         2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $   385,251  $ 1,049,364

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                        90,674      105,775
     Gain on Sale of Real Estate                       (160,465)    (677,530)
     (Increase) Decrease in Receivables                     950         (950)
     Decrease in Payable to
        AEI Fund Management, Inc.                        (8,026)     (18,953)
     Increase (Decrease) in Unearned Rent                (3,105)       3,105
                                                     -----------  -----------
       Total Adjustments                                (79,972)    (588,553)
                                                     -----------  -----------
       Net Cash Provided By
           Operating Activities                         305,279      460,811
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                   1,075,669    2,912,264
                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                       (437,559)  (2,890,102)
                                                     -----------  -----------

NET INCREASE IN CASH                                    943,389      482,973

CASH, beginning of year                                 852,028      369,055
                                                     -----------  -----------
CASH, end of year                                   $ 1,795,417  $   852,028
                                                     ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                              General    Limited                   Units
                              Partners   Partners     Total     Outstanding


BALANCE,  December 31, 2008  $  5,655   $7,603,612  $7,609,267   20,165.79

   Distributions Declared     (28,365)  (2,808,092) (2,836,457)

  Net Income                   29,295    1,020,069   1,049,364
                              --------   ----------  ----------  ----------
BALANCE, December 31, 2009      6,585    5,815,589   5,822,174   20,165.79

   Distributions Declared     (16,497)  (1,633,183) (1,649,680)

  Net Income                   11,439      373,812     385,251
                              --------   ----------  ----------  ----------
BALANCE,  December 31, 2010  $  1,527   $4,556,218  $4,557,745   20,165.79
                              ========   ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.
   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate.

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

     Investments in Real Estate

       The Partnership purchases properties and records them at cost. The Partnership tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. For properties held for sale, the Partnership determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2010 and 2009.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

     Fair Value Measurements

       As of December 31, 2010, the Partnership has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

(3)  Related Party Transactions -

     The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Champps Americana restaurant in Utica, Michigan (28% - AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties); Biaggi's restaurant (50% - AEI Net Lease Income & Growth Fund XX Limited Partnership) and Winn-Dixie store (18.1551% - AEI Income & Growth Fund XXI Limited Partnership and unrelated third parties).

     The Partnership owned a 50% interest in a Tractor Supply Company store. AEI Net Lease Income & Growth Fund XX
     Limited Partnership owned a 50% interest in this property until the property was sold to an unrelated third party in 2009. The Partnership owned a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio. AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party owned the remaining 60% interest in this property until the property was sold to an unrelated third party in 2010.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(3)  Related Party Transactions - (Continued)

     AEI  received  the following reimbursements  for  costs  and expenses  from the Partnership for the years ended  December
     31:
                                                        2010         2009

a.AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and
  properties, maintaining the Partnership's books, and
  communicating  with the Limited Partners.           $ 113,736  $ 133,424
                                                       ========   ========
b.AEI is reimbursed for all direct expenses it paid on the
  Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.  These amounts
  included $7,219 and $8,603 of expenses related to
  Discontinued Operations in 2010 and 2009,
  respectively.                                       $  29,632  $  33,117
                                                       ========   ========
c.AEI is reimbursed for costs incurred in providing
  services  related to the sale of property.          $  45,107  $  95,632
                                                       ========   ========

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The HomeTown Buffet restaurant was constructed and acquired in 1993. The Champps Americana restaurant in Troy, Michigan was constructed and acquired in 1998. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The Biaggi's restaurant was constructed in 2001 and acquired in 2003. The Winn-Dixie store was constructed in 1997 and acquired in 2003. The Advance Auto Parts store was constructed in 2005 and acquired in 2006. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2010  are   as
     follows:
                                        Buildings and           Accumulated
Property                         Land     Equipment     Total   Depreciation

HomeTown Buffet, Tucson, AZ  $  15,314  $   13,104  $   28,418  $   7,664
Champps Americana, Troy, MI        256         532         788        221
Champps Americana, Utica, MI   346,554     617,320     963,874    190,812
Biaggi's, Ft. Wayne, IN        503,205     876,142   1,379,347    219,037
Advance Auto Parts,
 Harlingen, TX                 486,588   1,113,415   1,600,003    180,931
                             ----------  ----------  ----------  ---------
                            $1,351,917  $2,620,513  $3,972,430  $ 598,665
                             ==========  ==========  ==========  =========

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2010, the minimum future rent payments required by the leases are as follows:

                       2011           $  385,078
                       2012              394,333
                       2013              447,022
                       2014              447,022
                       2015              452,403
                       Thereafter      1,493,307
                                       ---------
                                      $3,619,165
                                       =========

     There were no contingent rents recognized in 2010 and 2009.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                               Industry         2010     2009

     Biaggi's Ristorante Italiano, LLC       Restaurant  $ 130,540  $ 130,540
     Advance Stores Company, Inc.            Retail        111,210    111,210
     Winn-Dixie Stores Leasing, LLC          Retail         92,042    131,615
     Champps Operating Corporation           Restaurant     68,817    121,506
                                                          ---------  ---------
     Aggregate rent revenue of major tenants             $ 402,609  $ 494,871
                                                          =========  =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                         90%        78%
                                                          =========  =========

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

     During 2010, the Partnership sold an additional 13.3262% of the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $637,586, which resulted in a net gain of $107,969. The cost and related accumulated depreciation of the interests sold was $616,905 and $87,288, respectively. The Partnership is attempting to sell its remaining 18.1551% interest in the property. At December 31, 2010 and 2009, the property was classified as Real Estate Held for Sale with a carrying value of $721,532 and $1,251,149, respectively.

     In March 2009, Tumbleweed, Inc., the tenant of the Tumbleweed restaurant in Chillicothe, Ohio filed for Chapter 11 bankruptcy reorganization. In July 2009, the tenant contacted the Partnership and offered to assume the Lease and extend the Lease term five years in exchange for a 15% rent reduction for a five-year period beginning on September 1, 2009. The Partnership accepted this offer and agreed to a Lease Amendment, which was subject to court approval of the tenant's Plan of Reorganization. In December 2009, the bankruptcy court approved the Plan of Reorganization. Under the Plan, Tumbleweed assumed the Lease for this property and the Lease amendment became effective. On September 1, 2014, the rent would have reverted to the original amount due under the Lease. As of the date of sale, Tumbleweed had complied with all Lease terms.

     In April 2010, the Partnership signed a non-binding letter of intent to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. In August 2010, the parties entered into a written purchase agreement. On October 28, 2010, the sale closed with the Partnership receiving net proceeds of $438,083, which resulted in a net gain of $52,496. At the time of sale, the cost and related accumulated depreciation was $505,224 and $119,637, respectively.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(6)  Discontinued Operations - (Continued)

     During 2010 and 2009, the Partnership distributed net sale proceeds of $1,334,220 and $2,358,847 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $65.49 and $115.81 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                               2010       2009

     Rental Income                          $ 135,464   $ 265,775
     Property Management Expenses              (7,219)     (8,603)
     Depreciation                              (2,401)    (17,502)
     Gain on Disposal of Real Estate          160,465     677,530
                                             ---------   ---------
       Income from Discontinued Operations  $ 286,309   $ 917,200
                                             =========   =========

(7)  Partners' Capital -

     For  the  years  ended  December  31,  2010  and  2009,  the
     Partnership declared distributions of $1,649,680 and $2,836,457, respectively. The Limited Partners received distributions of $1,633,183 and $2,808,092 and the General Partners received distributions of $16,497 and $28,365 for the years, respectively. The Limited Partners' distributions represent $80.99 and $139.25 per Limited Partnership Unit outstanding in 2010 and 2009, respectively, using 20,166 weighted average Units for both years. The distributions represent $18.54 and $50.58 per Unit of Net Income and $62.45 and $88.67 per Unit of return of capital in 2010 and 2009, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $1,320,878 and $2,335,259 in 2010 and 2009, respectively.
     The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $154.29 per original $1,000 invested.


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                        2010       2009

     Net Income for Financial Reporting Purposes    $  385,251  $1,049,364

     Depreciation for Tax Purposes Over
      Depreciation for Financial Reporting Purposes     (7,390)    (20,782)

     Income Accrued for Tax Purposes Over (Under)
      Income for Financial Reporting Purposes           (1,670)      3,105

     Property Expenses for Tax Purposes Under
      Expenses for Financial Reporting Purposes            854           0

     Gain on Sale of Real Estate for Tax Purposes
      Over (Under) Gain for Financial Reporting
      Purposes                                         (15,739)     22,679
                                                     ----------  ----------
           Taxable Income to Partners               $  361,306  $1,054,366
                                                     ==========  ==========

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                          2010       2009

     Partners'Capital for Financial Reporting Purposes $4,557,745  $5,822,174

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate for
      Financial Reporting Purposes                        118,061     141,190

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes               1,435       3,105

     Property Expenses for Tax Purposes Under
      Expenses for Financial Reporting Purposes               854           0

     Syndication Costs Treated as Reduction
      of Capital For Financial Reporting Purposes       3,012,278   3,012,278
                                                        ----------  ----------
     Partners' Capital for Tax Reporting Purposes      $7,690,373  $8,978,747
                                                        ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control-Integrated Framework issued by the COSO.


ITEM 9A.  CONTROLS AND PROCEDURES.  (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XIX, Inc. ("AFM"), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer,
President  and  sole  director  of AFM,  the  Individual  General
Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 66, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December 2011. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 51, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2011. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2010. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2010 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for
all  third party expenses paid on behalf of the registrant.   The
cost for services performed on behalf of the registrant is based on actual time spent performing such services plus an overhead
burden.   These  services include organizing the  registrant  and
arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2011:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2010 and 2009.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2010, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2010.

Person or Entity                                     Amount Incurred From
 Receiving                    Form and Method   Inception (September 14, 1990)
Compensation                  of Compensation        To December 31, 2010

AEI Securities, Inc.  Selling Commissions equal to 7% of     $2,115,193
                      proceeds plus a 3% nonaccountable
                      expense allowance, most of which
                      was reallowed to Participating
                      Dealers.

General Partners and  Reimbursement at Cost for other        $  903,786
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  793,888
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for providing    $4,268,402
Affiliates            administrative services to the Fund,
                      including all expenses related to
                      management of the Fund's properties
                      and all other transfer agency,
                      reporting, partner relations and other
                      administrative functions.

General Partners and  Reimbursement at Cost for providing    $1,436,379
Affiliates            services related to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal      $  260,775
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
       DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                     Amount Incurred From
 Receiving                    Form and Method   Inception (September 14, 1990)
Compensation                  of Compensation        To December 31, 2010

General Partners      1% of distributions of Net Proceeds    $  182,228
                      of sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 12% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed.  10% of distributions
                      of Net Proceeds of Sale thereafter.



ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2010 and 2009:

     Fee Category                            2010       2009

     Audit Fees                           $  11,770   $ 11,725
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  11,770   $ 11,725
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

    10.1 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 15, 2001).

    10.2 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.77 of Form 10-KSB filed March 29, 2002).

    10.3 Assignment and Assumption of Lease dated July 3, 2003, between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and NMA Fort Wayne, LLC relating to the Property at 4010 Jefferson Boulevard, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed August 14, 2003).

    10.4 Assignment and Assumption of Lease Agreement dated September 19, 2003 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 24, LLC and Transmitter Crossing, LLC relating to the Property at 3621 Highway 231 North, Panama City, Florida (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 13, 2003).

    10.5 Assignment and Assumption of Lease dated February 17, 2006 between the Partnership and Meyer-Lamph Development Group, LTD. relating to the Property at 621 South 77 Sunshine Strip, Harlingen, Texas (incorporated by reference to Exhibit 10.26 of Form 10-KSB filed March 30, 2006).

    10.6 Purchase Agreement dated February 10, 2009 between the Partnership and the Thorsen Living Trust relating to the Property at 6040 Bandera Road, San Antonio, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 19, 2009).

    10.7 Amendment to Purchase Agreement dated July 1, 2009 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and ZYL Investments, L.L.C. relating to the Property at 1740 North Beltline Road, Mesquite, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 8, 2009).

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

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


                           AEI NET LEASE INCOME & GROWTH FUND XIX
                           Limited Partnership
                           By: AEI Fund Management XIX, Inc.
                               Its Managing General Partner


March 25, 2011             By: /s/ ROBERT P JOHNSON
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                  Title                       Date


/s/ROBERT P JOHNSON  President (Principal Executive Officer)  March 25, 2011
   Robert P.Johnson  and Sole Director of Managing General
                     Partner

/s/PATRICK W KEENE   Chief Financial Officer and Treasurer    March 25, 2011
   Patrick W.Keene   (Principal Accounting Officer)