Form 10-Q
period 2011-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2011-05-13
CIK 868740

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2011

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


   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of March 31, 2011 and December 31, 2010

         Statements for the Three Months ended March 31, 2011 and 2010:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.  Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2011 AND DECEMBER 31, 2010

                             ASSETS

                                                      2011        2010
CURRENT ASSETS:
  Cash                                           $   531,490   $ 1,795,417

INVESTMENTS IN REAL ESTATE:
  Land                                             1,351,917     1,351,917
  Buildings and Equipment                          2,620,513     2,620,513
  Accumulated Depreciation                          (620,733)     (598,665)
                                                  -----------   -----------
                                                   3,351,697     3,373,765
  Real Estate Held for Sale                          721,532       721,532
                                                  -----------   -----------
      Net Investments in Real Estate               4,073,229     4,095,297
                                                  -----------   -----------
          Total Assets                           $ 4,604,719   $ 5,890,714
                                                  ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $     9,838   $    11,458
  Distributions Payable                               92,523     1,321,511
                                                  -----------   -----------
      Total Current Liabilities                      102,361     1,332,969
                                                  -----------   -----------
PARTNERS' CAPITAL:
  General Partners                                       973         1,527
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 21,152 Units issued;
   20,166 Units outstanding                        4,501,385     4,556,218
                                                  -----------   -----------
      Total Partners' Capital                      4,502,358     4,557,745
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $ 4,604,719   $ 5,890,714
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                     2011          2010

RENTAL INCOME                                    $    77,642   $    78,304

EXPENSES:
  Partnership Administration - Affiliates             30,209        30,078
  Partnership Administration and Property
     Management - Unrelated Parties                    6,487         7,291
  Depreciation                                        22,068        22,068
                                                  -----------   -----------
      Total Expenses                                  58,764        59,437
                                                  -----------   -----------

OPERATING INCOME                                      18,878        18,867

OTHER INCOME:
  Interest Income                                      1,283         1,982
                                                  -----------   -----------

INCOME FROM CONTINUING OPERATIONS                     20,161        20,849

Income from Discontinued Operations                   16,975        40,141
                                                  -----------   -----------
NET INCOME                                       $    37,136   $    60,990
                                                  ===========   ===========
NET INCOME ALLOCATED:
  General Partners                               $       371   $       610
  Limited Partners                                    36,765        60,380
                                                  -----------   -----------
                                                 $    37,136   $    60,990
                                                  ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                          $       .99   $      1.02
  Discontinued Operations                                .83          1.97
                                                  -----------   -----------
       Total                                     $      1.82   $      2.99
                                                  ===========   ===========
Weighted Average Units Outstanding-Basic and Diluted  20,166        20,166
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                      2011          2010

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $    37,136   $    60,990

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     22,068        24,469
     Decrease in Receivables                               0           508
     Decrease in Payable to
        AEI Fund Management, Inc.                     (1,620)      (14,248)
     Increase in Unearned Rent                             0        19,335
                                                  -----------   -----------
       Total Adjustments                              20,448        30,064
                                                  -----------   -----------
       Net Cash Provided By
          Operating Activities                        57,584        91,054
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions Paid to Partners                (1,321,511)     (109,390)
                                                  -----------   -----------

NET DECREASE IN CASH                              (1,263,927)      (18,336)

CASH, beginning of period                          1,795,417       852,028
                                                  -----------   -----------
CASH, end of period                              $   531,490   $   833,692
                                                  ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                 Limited
                                                               Partnership
                             General     Limited                  Units
                             Partners    Partners    Total     Outstanding


BALANCE, December 31, 2009  $   6,585  $5,815,589  $5,822,174   20,165.79

  Distributions Declared       (1,094)   (108,296)   (109,390)

  Net Income                      610      60,380      60,990
                             ---------  ----------  ----------  ----------
BALANCE,  March 31, 2010    $   6,101  $5,767,673  $5,773,774   20,165.79
                             =========  ==========  ==========  ==========


BALANCE,  December 31, 2010 $   1,527  $4,556,218  $4,557,745   20,165.79

  Distributions Declared         (925)    (91,598)    (92,523)

  Net Income                      371      36,765      37,136
                             ---------  ----------  ----------  ----------
BALANCE,  March 31, 2011    $     973  $4,501,385  $4,502,358   20,165.79
                             =========  ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.
   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2011

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

(3)  Payable to AEI Fund Management, Inc. -

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

   AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Discontinued Operations -

     During 2010, the Partnership sold 13.3262% of the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $637,586, which resulted in a net gain of $107,969. The cost and related accumulated depreciation of the interests sold was $616,905 and $87,288, respectively. For the three months ended March 31, 2010, the net gain was $0. The Partnership is attempting to sell its remaining 18.1551% interest in the property. At March 31, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $721,532.

     In August 2010, the Partnership entered into a written purchase agreement to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. On October 28, 2010, the sale closed with the Partnership receiving net proceeds of $438,083, which resulted in a net gain of $52,496. At the time of sale, the cost and related accumulated depreciation was $505,224 and $119,637, respectively.

     During the first three months of 2011 and 2010, the Partnership distributed net sale proceeds of $33,319 and $23,931 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.64 and $1.17 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                             2011       2010

     Rental Income                        $  16,975   $  42,632
     Property Management Expenses                 0         (90)
     Depreciation                                 0      (2,401)
                                           ---------   ---------
     Income from Discontinued Operations  $  16,975   $  40,141
                                           =========   =========

(5)  Fair Value Measurements -

     As of March 31, 2011, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For the three months ended March 31, 2011 and 2010, the Partnership recognized rental income from continuing operations of $77,642 and $78,304, respectively. Based on the scheduled rent for the properties owned as of April 30, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $317,000 in 2011.

        For the three months ended March 31, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $30,209 and $30,078, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,487 and $7,291, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2011 and 2010, the Partnership recognized interest income of $1,283 and $1,982, respectively.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2011, the Partnership recognized income from discontinued operations of $16,975, representing rental income. For the three months ended March 31, 2010, the Partnership recognized income from discontinued operations of $40,141, representing rental income less property management expenses and depreciation.

        During 2010, the Partnership sold 13.3262% of the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $637,586, which resulted in a net gain of $107,969. The cost and related accumulated depreciation of the interests sold was $616,905 and $87,288, respectively. For the three months ended March 31, 2010, the net gain was $0. The Partnership is attempting to sell its remaining 18.1551% interest in the property. At March 31, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $721,532.

        In August 2010, the Partnership entered into a written purchase agreement to sell the Tumbleweed restaurant in Chillicothe, Ohio to an unrelated third party. On October 28, 2010, the sale closed with the Partnership receiving net proceeds of $438,083, which resulted in a net gain of $52,496. At the time of sale, the cost and related accumulated depreciation was $505,224 and $119,637, respectively.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2011, the Partnership's cash balances decreased $1,263,927 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the three months ended March 31, 2010, the Partnership's cash balances decreased $18,336 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

      Net cash provided by operating activities decreased from $91,054 in 2010 to $57,584 in 2011 as a result of a decrease in total rental and interest income in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2011.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the three months ended March 31, 2011 and 2010, the Partnership declared distributions of $92,523 and $109,390, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $91,598 and $108,296 and the General Partners received distributions of $925 and $1,094 for the periods, respectively. In December 2010, the Partnership declared a special distribution of net sale proceeds of $1,212,121, which resulted in a higher distributions payable at December 31, 2010. In 2011, regular distributions were paid on a capital balance that was reduced by the special distributions of net sale proceeds in 2010. As a result, distributions declared in 2011 were lower than distributions declared in 2010.

        During the first three months of 2011 and 2010, the Partnership distributed net sale proceeds of $33,319 and $23,931 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.64 and $1.17 per Limited Partnership Unit, respectively.

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


Dated:  May 12, 2011          AEI Net Lease Income & Growth Fund XIX
                              Limited Partnership
                              By:  AEI Fund Management XIX, Inc.
                              Its: Managing General Partner



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