Form 10-Q
period 2011-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2011-08-12
CIK 868740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

Commission File Number:  000-19838

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

State of Minnesota	41-1677062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2011 and December 31, 2010	3

	Statements for the Periods ended June 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		15

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2011	2010
Current Assets:
Cash	$787,442	$1,795,417

Real Estate Held for Investment:
Land	1,351,917	1,351,917
Buildings and Equipment	2,620,513	2,620,513
Accumulated Depreciation	(642,801)	(598,665)
Real Estate Held for Investment, Net	3,329,629	3,373,765
Real Estate Held for Sale	498,378	721,532
Total Real Estate	3,828,007	4,095,297
Total Assets	$4,615,449	$5,890,714

LIABILITIES AND PARTNERS' CAPITAL

	June 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$44,690	$11,458
Distributions Payable	92,524	1,321,511
Total Current Liabilities	137,214	1,332,969

Partners’ Capital:
General Partners	732	1,527
Limited Partners, $1,000 per Unit; 30,000 Units authorized; 21,152 Units issued; 20,166 Units outstanding	4,477,503	4,556,218
Total Partners' Capital	4,478,235	4,557,745
Total Liabilities and Partners' Capital	$4,615,449	$5,890,714

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental Income	$77,641	$77,641	$155,283	$155,945

Expenses:
Partnership Administration – Affiliates	31,145	28,693	61,354	58,771
Partnership Administration and Property Management – Unrelated Parties	9,818	7,571	16,305	14,862
Depreciation	22,068	22,068	44,136	44,136
Total Expenses	63,031	58,332	121,795	117,769

Operating Income	14,610	19,309	33,488	38,176

Other Income:
Interest Income	1,064	2,748	2,347	4,730

Income from Continuing Operations	15,674	22,057	35,835	42,906

Income from Discontinued Operations	52,727	101,173	69,702	141,314

Net Income	$68,401	$123,230	$105,537	$184,220

Net Income Allocated:
General Partners	$684	$1,232	$1,055	$1,842
Limited Partners	67,717	121,998	104,482	182,378
Total	$68,401	$123,230	$105,537	$184,220

Income per Limited Partnership Unit:
Continuing Operations	$.77	$1.08	$1.76	$2.11
Discontinued Operations	2.59	4.97	3.42	6.93
Total	$3.36	$6.05	$5.18	$9.04

Weighted Average Units Outstanding – Basic and Diluted	20,166	20,166	20,166	20,166

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$105,537	$184,220

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	44,136	46,537
Gain on Sale of Real Estate	(37,941)	(71,025)
(Increase) Decrease in Receivables	0	839
Increase (Decrease) in Payable to AEI Fund Management, Inc.	33,232	(7,195)
Increase (Decrease) in Unearned Rent	0	12,257
Total Adjustments	39,427	(18,587)
Net Cash Provided By Operating Activities	144,964	165,633

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	261,095	451,874

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,414,034)	(218,780)

Net Increase (Decrease) in Cash	(1,007,975)	398,727

Cash, beginning of period	1,795,417	852,028

Cash, end of period	$787,442	$1,250,755

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2009	$6,585	$5,815,589	$5,822,174	20,165.79

Distributions Declared	(2,188)	(216,592)	(218,780)

Net Income	1,842	182,378	184,220

Balance, June 30, 2010	$6,239	$5,781,375	$5,787,614	20,165.79

Balance, December 31, 2010	$1,527	$4,556,218	$4,557,745	20,165.79

Distributions Declared	(1,850)	(183,197)	(185,047)

Net Income	1,055	104,482	105,537

Balance, June 30, 2011	$732	$4,477,503	$4,478,235	20,165.79

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

(2)  Organization –

AEI Net Lease Income & Growth Fund XIX Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants.  The Partnership's operations are managed by AEI Fund Management XIX, Inc. (“AFM”), the Managing General Partner.  Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

(2)  Organization – (Continued)

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

(3)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Discontinued Operations –

During 2010, the Partnership sold 13.3262% of the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $637,586, which resulted in a net gain of $107,969.  The cost and related accumulated depreciation of the interests sold was $616,905 and $87,288, respectively.  For the six months ended June 30, 2010, the net gain was $71,025.

During the second quarter of 2011, the Partnership sold an additional 5.615% of the Winn-Dixie store in Panama City, Florida, in two separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $261,095, which resulted in a net gain of $37,941.  The cost and related accumulated depreciation of the interests sold was $259,934 and $36,780, respectively.

On July 14, 2011, the Partnership sold its remaining 12.5401% interest in the Winn-Dixie store in Panama City, Florida to an unrelated third party.  The Partnership received net sale proceeds of approximately $593,000, which resulted in a net gain of approximately $94,600.  The cost and related accumulated depreciation of the interest sold was $580,515 and $82,137, respectively.  At June 30, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $498,378 and $721,532, respectively.

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

During the first six months of 2011 and 2010, the Partnership distributed net sale proceeds of $73,315 and $59,046 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.60 and $2.89 per Limited Partnership Unit, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental Income	$15,663	$36,293	$32,638	$78,925
Property Management Expenses	(877)	(6,145)	(877)	(6,235)
Depreciation	0	0	0	(2,401)
Gain on Disposal of Real Estate	37,941	71,025	37,941	71,025
Income from Discontinued Operations	$52,727	$101,173	$69,702	$141,314

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Fair Value Measurements –

As of June 30, 2011, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters.  These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

—	Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;
—	the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for the Partners;
—	resolution by the General Partners of conflicts with which they may be confronted;
—	the effect of tenant defaults; and
—	the condition of the industries in which the tenants of properties owned by the Partnership operate.

Application of Critical Accounting Policies

The preparation of the Partnership’s financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

The Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses), as all the properties were purchased prior to January 1, 2009.  The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund’s affairs.  They also allocate expenses at the end of each month that are not directly related to a fund’s operations based upon the number of investors in the fund and the fund’s capitalization relative to other funds they manage.  The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

Management of the Partnership has discussed the development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

For the six months ended June 30, 2011 and 2010, the Partnership recognized rental income from continuing operations of $155,283 and $155,945, respectively.  Based on the scheduled rent for the properties owned as of July 31, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $317,000 in 2011.

For the six months ended June 30, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $61,354 and $58,771, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,305 and $14,862, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2011 and 2010, the Partnership recognized interest income of $2,347 and $4,730, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2011, the Partnership recognized income from discontinued operations of $69,702, representing rental income less property management expenses of $31,761 and gain on disposal of real estate of $37,941.  For the six months ended June 30, 2010, the Partnership recognized income from discontinued operations of $141,314, representing rental income less property management expenses and depreciation of $70,289 and gain on disposal of real estate of $71,025.

During 2010, the Partnership sold 13.3262% of the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $637,586, which resulted in a net gain of $107,969.  The cost and related accumulated depreciation of the interests sold was $616,905 and $87,288, respectively.  For the six months ended June 30, 2010, the net gain was $71,025.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the second quarter of 2011, the Partnership sold an additional 5.615% of the Winn-Dixie store in Panama City, Florida, in two separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $261,095, which resulted in a net gain of $37,941.  The cost and related accumulated depreciation of the interests sold was $259,934 and $36,780, respectively.

On July 14, 2011, the Partnership sold its remaining 12.5401% interest in the Winn-Dixie store in Panama City, Florida to an unrelated third party.  The Partnership received net sale proceeds of approximately $593,000, which resulted in a net gain of approximately $94,600.  The cost and related accumulated depreciation of the interest sold was $580,515 and $82,137, respectively.  At June 30, 2011 and December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $498,378 and $721,532, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2011, the Partnership’s cash balances decreased $1,007,975 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.  During the six months ended June 30, 2010, the Partnership’s cash balances increased $398,727 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $165,633 in 2010 to $144,964 in 2011 as a result of a decrease in total rental and interest income in 2011, which was partially offset by a decrease in Partnership administration and property management expenses in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the six months ended June 30, 2011 and 2010, the Partnership generated cash flow from the sale of real estate of $261,095 and $451,874, respectively.

The Partnership's primary use of cash flow is distribution payments to Partners.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

For the six months ended June 30, 2011 and 2010, the Partnership declared distributions of $185,047 and $218,780, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $183,197 and $216,592 and the General Partners received distributions of $1,850 and $2,188 for the periods, respectively.  In December 2010, the Partnership declared a special distribution of net sale proceeds of $1,212,121, which resulted in a higher distributions payable at December 31, 2010.  In 2011, regular distributions were paid on a capital balance that was reduced by the special distribution of net sale proceeds in 2010.  As a result, distributions declared in 2011 were lower than distributions declared in 2010.

During the first six months of 2011 and 2010, the Partnership distributed net sale proceeds of $73,315 and $59,046 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.60 and $2.89 per Limited Partnership Unit, respectively.

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

ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures.

Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting.

During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.  RISK FACTORS.

Not required for a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

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

Dated: August 12, 2011	AEI Net Lease Income & Growth Fund XIX
Limited Partnership
	By:	AEI Fund Management XIX, Inc.
	Its:	Managing General Partner

	By:	/s/ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)