Form 10-Q
period 2011-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2011-11-14
CIK 868740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2011 and December 31, 2010	3

	Statements for the Periods ended September 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14 - 15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2011	2010
Current Assets:
Cash	$1,311,023	$1,795,417

Real Estate Held for Investment:
Land	1,351,661	1,351,917
Buildings and Equipment	2,619,981	2,620,513
Accumulated Depreciation	(664,636)	(598,665)
Real Estate Held for Investment, Net	3,307,006	3,373,765
Real Estate Held for Sale	0	721,532
Total Real Estate	3,307,006	4,095,297
Total Assets	$4,618,029	$5,890,714

LIABILITIES AND PARTNERS' CAPITAL

	September 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$11,865	$11,458
Distributions Payable	92,524	1,321,511
Unearned Rent	9,268	0
Total Current Liabilities	113,657	1,332,969

Partners’ Capital:
General Partners	1,331	1,527
Limited Partners, $1,000 per Unit; 30,000 Units authorized; 21,152 Units issued; 20,166 Units outstanding	4,503,041	4,556,218
Total Partners' Capital	4,504,372	4,557,745
Total Liabilities and Partners' Capital	$4,618,029	$5,890,714

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental Income	$77,625	$77,957	$232,874	$233,868

Expenses:
Partnership Administration – Affiliates	28,560	27,641	89,914	86,412
Partnership Administration and Property Management – Unrelated Parties	6,731	3,545	23,036	18,407
Depreciation	22,064	22,064	66,192	66,192
Total Expenses	57,355	53,250	179,142	171,011

Operating Income	20,270	24,707	53,732	62,857

Other Income:
Interest Income	2,022	2,984	4,369	7,714

Income from Continuing Operations	22,292	27,691	58,101	70,571

Income from Discontinued Operations	96,369	33,322	166,097	174,662

Net Income	$118,661	$61,013	$224,198	$245,233

Net Income Allocated:
General Partners	$1,525	$610	$2,580	$2,452
Limited Partners	117,136	60,403	221,618	242,781
Total	$118,661	$61,013	$224,198	$245,233

Income per Limited Partnership Unit:
Continuing Operations	$1.09	$1.36	$2.85	$3.46
Discontinued Operations	4.72	1.64	8.14	8.58
Total	$5.81	$3.00	$10.99	$12.04

Weighted Average Units Outstanding – Basic and Diluted	20,166	20,166	20,166	20,166

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$224,198	$245,233

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	66,203	68,605
Gain on Sale of Real Estate	(132,756)	(71,025)
(Increase) Decrease in Receivables	0	950
Increase (Decrease) in Payable to AEI Fund Management, Inc.	407	(12,948)
Increase (Decrease) in Unearned Rent	9,268	6,162
Total Adjustments	(56,878)	(8,256)
Net Cash Provided By Operating Activities	167,320	236,977

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	854,844	451,874

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,506,558)	(328,169)

Net Increase (Decrease) in Cash	(484,394)	360,682

Cash, beginning of period	1,795,417	852,028

Cash, end of period	$1,311,023	$1,212,710

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2009	$6,585	$5,815,589	$5,822,174	20,165.79

Distributions Declared	(3,281)	(324,888)	(328,169)

Net Income	2,452	242,781	245,233

Balance, September 30, 2010	$5,756	$5,733,482	$5,739,238	20,165.79

Balance, December 31, 2010	$1,527	$4,556,218	$4,557,745	20,165.79

Distributions Declared	(2,776)	(274,795)	(277,571)

Net Income	2,580	221,618	224,198

Balance, September 30, 2011	$1,331	$4,503,041	$4,504,372	20,165.79

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2011 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

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

(5)  Discontinued Operations –

During 2010, the Partnership sold 13.3262% of the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $637,586, which resulted in a net gain of $107,969.  The cost and related accumulated depreciation of the interests sold was $616,905 and $87,288, respectively.  For the nine months ended September 30, 2010, the net gain was $71,025.

During 2011, the Partnership sold its remaining 18.1551% interest in the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $855,025, which resulted in a net gain of $133,493.  The cost and related accumulated depreciation of the interests sold was $840,449 and $118,917, respectively.  At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $721,532.

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

On August 31, 2011, the Partnership sold its remaining 0.016% interest in the Champps Americana restaurant in Troy, Michigan to an unrelated third party.  Because the remaining property interest was so small, the sale expenses exceeded the gross price by $181, which resulted in a net loss of $737.  The cost and related accumulated depreciation of the interest sold was $788 and $232, respectively.

During the first nine months of 2011 and 2010, the Partnership distributed net sale proceeds of $119,926 and $85,356 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.89 and $4.18 per Limited Partnership Unit, respectively.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental Income	$1,650	$33,688	$34,322	$112,647
Property Management Expenses	(93)	(362)	(970)	(6,597)
Depreciation	(3)	(4)	(11)	(2,413)
Gain on Disposal of Real Estate	94,815	0	132,756	71,025
Income from Discontinued Operations	$96,369	$33,322	$166,097	$174,662

(6)  Fair Value Measurements –

As of September 30, 2011, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2011 and 2010, the Partnership recognized rental income from continuing operations of $232,874 and $233,868, respectively.  Based on the scheduled rent for the properties owned as of October 31, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $310,000 and $304,000 in 2011 and 2012, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $89,914 and $86,412, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,036 and $18,407, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2011 and 2010, the Partnership recognized interest income of $4,369 and $7,714, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2011, the Partnership recognized income from discontinued operations of $166,097, representing rental income less property management expenses and depreciation of $33,341 and gain on disposal of real estate of $132,756.  For the nine months ended September 30, 2010, the Partnership recognized income from discontinued operations of $174,662, representing rental income less property management expenses and depreciation of $103,637 and gain on disposal of real estate of $71,025.

During 2010, the Partnership sold 13.3262% of the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $637,586, which resulted in a net gain of $107,969.  The cost and related accumulated depreciation of the interests sold was $616,905 and $87,288, respectively.  For the nine months ended September 30, 2010, the net gain was $71,025.

During 2011, the Partnership sold its remaining 18.1551% interest in the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $855,025, which resulted in a net gain of $133,493.  The cost and related accumulated depreciation of the interests sold was $840,449 and $118,917, respectively.  At December 31, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $721,532.

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

On August 31, 2011, the Partnership sold its remaining 0.016% interest in the Champps Americana restaurant in Troy, Michigan to an unrelated third party.  Because the remaining property interest was so small, the sale expenses exceeded the gross price by $181, which resulted in a net loss of $737.  The cost and related accumulated depreciation of the interest sold was $788 and $232, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Previously, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties.  As a result, the Partnership's rental income and operating income will decrease in the future as the Partnership sells its remaining properties.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2011, the Partnership’s cash balances decreased $484,394 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.  During the nine months ended September 30, 2010, the Partnership’s cash balances increased $360,682 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $236,977 in 2010 to $167,320 in 2011 as a result of a decrease in total rental and interest income in 2011 and an increase in Partnership administration and property management expenses in 2011, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

During the nine months ended September 30, 2011 and 2010, the Partnership generated cash flow from the sale of real estate of $854,844 and $451,874, respectively.

The Partnership's primary use of cash flow is distribution payments to Partners.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

For the nine months ended September 30, 2011 and 2010, the Partnership declared distributions of $277,571 and $328,169, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $274,795 and $324,888 and the General Partners received distributions of $2,776 and $3,281 for the periods, respectively.  In December 2010, the Partnership declared a special distribution of net sale proceeds of $1,212,121, which resulted in a higher distributions payable at December 31, 2010.  In 2011, regular distributions were paid on a capital balance that was reduced by the special distribution of net sale proceeds in 2010.  As a result, distributions declared in 2011 were lower than distributions declared in 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the first nine months of 2011 and 2010, the Partnership distributed net sale proceeds of $119,926 and $85,356 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.89 and $4.18 per Limited Partnership Unit, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES.  (Continued)

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

Dated: November 11, 2011	AEI Net Lease Income & Growth Fund XIX
Limited Partnership
	By:	AEI Fund Management XIX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)