Form 10-K
period 2011-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2012-03-30
CIK 868740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2011

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
Limited Partnership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.     ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Exchange Act.     ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

As of June 30, 2011, there were 20,160.668 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,160,668.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1.  BUSINESS.

AEI Net Lease Income & Growth Fund XIX Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on September 14, 1990.  The registrant is comprised of AEI Fund Management XIX, Inc. (“AFM”) as Managing General Partner, Robert P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners.  The Partnership offered for sale up to $30,000,000 of limited partnership interests (the "Units") (30,000 Units at $1,000 per Unit) pursuant to a registration statement effective February 5, 1991. The Partnership commenced operations on May 31, 1991 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted.  The Partnership's offering terminated February 5, 1993 when the extended offering period expired.  The Partnership received subscriptions for 21,151.928 Limited Partnership Units ($21,151,928).

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

ITEM 1.  BUSINESS.  (Continued)

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases.  The properties are leased to various tenants under triple net leases, classified as operating leases.  Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  At the time the properties were acquired, the remaining primary lease term varied from 15 to 20 years.  The leases provide the tenants with two to three five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

Prior to the third quarter of 2006, the Partnership sold some of its properties and reinvested the proceeds from such sales in additional properties.  In the third quarter of 2006, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties and to distribute sales proceeds to the Partners going forward.  As of December 31, 2008, the Partnership owned a significant interest in seven properties and a minor interest in three properties with a total original cost of $8,613,524, including acquisition expenses.  During the years ended December 31, 2009, 2010 and 2011, the Partnership sold six property interests and received net sale proceeds of $2,912,264, $1,075,669 and $854,844, which resulted in net gains of $677,530, $160,465 and $132,756, respectively.  As of December 31, 2011, the Partnership owned a significant interest in three properties and a minor interest in one property with a total original cost of $3,971,642, including acquisition expenses.

Major Tenants

During 2011, three tenants each contributed more than ten percent of the Partnership's total rental revenue.  The major tenants in aggregate contributed 90% of total rental revenue in 2011.  It is anticipated that, based on minimum rental payments required under the leases, the tenants of the Champps Americana restaurant and the Advance Auto Parts store will continue to contribute more than ten percent of rental revenue in 2012 and future years.  The tenant of the Biaggi’s restaurant will likely not continue to be a major tenant as the Partnership is attempting to sell the property.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2011.
Property	Purchase Date	Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

U-Like Buffet Restaurant Tucson, AZ (2.2074%)	6/16/93	$28,418	Concordia Management LLC	$1,243	$5.86

Champps Americana Restaurant Utica, MI (28%)	2/12/02	$963,874	Champps Operating Corporation	$68,749	$28.60

Biaggi’s Restaurant Ft. Wayne, IN (50%)	7/3/03	$1,379,347	Biaggi’s Ristorante Italiano, LLC	$130,540	$27.62

Advance Auto Parts Store Harlingen, TX	2/17/06	$1,600,003	Advance Stores Company, Inc.	$111,210	$16.43

The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties.  The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties.  The remaining interest in the Biaggi’s restaurant is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership.  The remaining interests in the U-Like Buffet restaurant are owned by unrelated third parties.

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

At the time the properties were acquired, the remaining primary lease term varied from 15 to 20 years.  The leases provide the tenants with two to three five-year renewal options subject to the same terms and conditions as the primary term.

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

At December 31, 2011, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2011, there were 1,456 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $9,762 and $16,497 were made to the General Partners and $966,392 and $1,633,183 were made to the Limited Partners for 2011 and 2010, respectively.  The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $763,027 and $1,320,878 in 2011 and 2010, respectively.  The distributions reduced the Limited Partners’ Adjusted Capital Contributions.

(b) Not applicable.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during September of each year.  The purchase price of the Units is based on a formula specified in the Partnership Agreement.  Beginning in 2009, the formula resulted in a purchase price equal to zero.  Therefore, the Partnership will no longer purchase Units under this plan.  During the last three months of 2011, the Partnership did not purchase any Units by any other arrangement.

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

Results of Operations

For the years ended December 31, 2011 and 2010, the Partnership recognized rental income from continuing operations of $179,958 and $181,172, respectively.  Based on the scheduled rent for the properties owned as of February 29, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $181,000 in 2012.

For the years ended December 31, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $116,451 and $113,736, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,236 and $22,003, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the years ended December 31, 2011 and 2010, the Partnership recognized interest income of $5,932 and $11,584, respectively.  In 2010, interest income was higher due to higher money market interest rates in 2010, when compared to 2011, and the Partnership had more money invested in a money market account due to property sales.  The majority of the sales proceeds were subsequently distributed to the Partners.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2011, the Partnership recognized income from discontinued operations of $265,756, representing rental income less property management expenses and depreciation of $133,000 and gain on disposal of real estate of $132,756.  For the year ended December 31, 2010, the Partnership recognized income from discontinued operations of $387,285, representing rental income less property management expenses and depreciation of $226,820 and gain on disposal of real estate of $160,465.

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

In February 2012, the Partnership entered into an agreement to sell the Biaggi’s restaurant to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,558,000, which will result in a net gain of approximately $426,900.  If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,131,105.

Previously, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties.  As a result, the Partnership's rental income and operating income will decrease in the future as the Partnership sells its remaining properties.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

During the year ended December 31, 2011, the Partnership’s cash balances decreased $542,675 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.  During the year ended December 31, 2010, the Partnership’s cash balances increased $943,389 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $305,279 in 2010 to $201,563 in 2011 as a result of a decrease in total rental and interest income in 2011 and an increase in Partnership administration and property management expenses in 2011, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

During the years ended December 31, 2011 and 2010, the Partnership generated cash flow from the sale of real estate of $854,844 and $1,075,669, respectively.

The Partnership's primary use of cash flow is distribution payments to Partners.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

For the years ended December 31, 2011 and 2010, the Partnership declared distributions of $976,154 and $1,649,680, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $966,392 and $1,633,183 and the General Partners received distributions of $9,762 and $16,497 for the periods, respectively.  In December 2011, the Partnership declared a special distribution of net sale proceeds of $606,061.  In December 2010, the Partnership declared a special distribution of net sale proceeds of $1,212,121, which resulted in higher distributions in 2010 and a higher distributions payable at December 31, 2010.

During 2011 and 2010, the Partnership distributed net sale proceeds of $770,734 and $1,334,220 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $37.84 and $65.49 per Limited Partnership Unit, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Economy and Market Conditions

The impact of conditions in the economy over the last few years, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows.  If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

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

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

INDEX

Page

Report of Independent Registered Public Accounting Firm	13

Balance Sheet as of December 31, 2011 and 2010	14

Statements for the Years Ended December 31, 2011 and 2010:

Income	15

Cash Flows	16

Changes in Partners’ Capital	17

Notes to Financial Statements	18 – 26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2011 and 2010, and the related statements of income, cash flows and changes in partners' capital for the years then ended.  The Partnership's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2012

 AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2011	2010
Current Assets:
Cash	$1,252,742	$1,795,417

Real Estate Held for Investment:
Land	848,456	1,351,917
Buildings and Equipment	1,743,839	2,620,513
Accumulated Depreciation	(438,458)	(598,665)
Real Estate Held for Investment, Net	2,153,837	3,373,765
Real Estate Held for Sale	1,131,105	721,532
Total Real Estate	3,284,942	4,095,297
Total Assets	$4,537,684	$5,890,714

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$7,602	$11,458
Distributions Payable	698,583	1,321,511
Total Current Liabilities	706,185	1,332,969

Partners’ Capital:
General Partners	1,264	1,527
Limited Partners, $1,000 per Unit; 30,000 Units authorized; 21,152 Units issued; 20,166 Units outstanding	3,830,235	4,556,218
Total Partners' Capital	3,831,499	4,557,745
Total Liabilities and Partners' Capital	$4,537,684	$5,890,714

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Year Ended December 31,
	2011	2010

Rental Income	$179,958	$181,172

Expenses:
Partnership Administration – Affiliates	116,451	113,736
Partnership Administration and Property Management – Unrelated Parties	26,236	22,003
Depreciation	59,051	59,051
Total Expenses	201,738	194,790

Operating Loss	(21,780)	(13,618)

Other Income:
Interest Income	5,932	11,584

Loss from Continuing Operations	(15,848)	(2,034)

Income from Discontinued Operations	265,756	387,285

Net Income	$249,908	$385,251

Net Income Allocated:
General Partners	$9,499	$11,439
Limited Partners	240,409	373,812
Total	$249,908	$385,251

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$(.78)	$(.10)
Discontinued Operations	12.70	18.64
Total	$11.92	$18.54

Weighted Average Units Outstanding – Basic and Diluted	20,166	20,166

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash Flows from Operating Activities:
Net Income	$249,908	$385,251

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	88,267	90,674
Gain on Sale of Real Estate	(132,756)	(160,465)
(Increase) Decrease in Receivables	0	950
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(3,856)	(8,026)
Increase (Decrease) in Unearned Rent	0	(3,105)
Total Adjustments	(48,345)	(79,972)
Net Cash Provided By Operating Activities	201,563	305,279

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	854,844	1,075,669

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,599,082)	(437,559)

Net Increase (Decrease) in Cash	(542,675)	943,389

Cash, beginning of year	1,795,417	852,028

Cash, end of year	$1,252,742	$1,795,417

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2009	$6,585	$5,815,589	$5,822,174	20,165.79

Distributions Declared	(16,497)	(1,633,183)	(1,649,680)

Net Income	11,439	373,812	385,251

Balance, December 31, 2010	1,527	4,556,218	4,557,745	20,165.79

Distributions Declared	(9,762)	(966,392)	(976,154)

Net Income	9,499	240,409	249,908

Balance, December 31, 2011	$1,264	$3,830,235	$3,831,499	20,165.79

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(1)  Organization –

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
DECEMBER 31, 2011 AND 2010

(1)  Organization – (Continued)

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

(2)  Summary of Significant Accounting Policies –

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

Receivables

Credit terms are extended to tenants in the normal course of business.  The Partnership performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

Receivables are recorded at their estimated net realizable value.  The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership’s credit terms.  Receivables considered uncollectible are written off.

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

Investments in Real Estate

The Partnership purchases properties and records them at cost.  The Partnership tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.  For properties held for sale, the Partnership determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

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

The Partnership’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2011 and 2010.

Fair Value Measurements

As of December 31, 2011, the Partnership has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership’s financial statements.

Reclassification

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2011 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Champps Americana restaurant (28% – AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties) and Biaggi’s restaurant (50% – AEI Net Lease Income & Growth Fund XX Limited Partnership).

The Partnership owned a 40% interest in a Tumbleweed restaurant in Chillicothe, Ohio.  AEI Real Estate Fund XVIII Limited Partnership and an unrelated third party owned the remaining 60% interest in this property until the property was sold to an unrelated third party in 2010.  As of December 31, 2009, the Partnership owned a 31.4813% interest in a Winn-Dixie store.  The remaining interests in this property are owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, and unrelated third parties.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:

		2011	2010

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners. These amounts included $1,117 and $0 of expenses related to Discontinued Operations in 2011 and 2010, respectively	$117,568	$113,736

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $2,646 and $7,629 of expenses related to Discontinued Operations in 2011 and 2010, respectively.	$27,765	$29,632

c.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$42,643	$45,107

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(4)  Investments in Real Estate –

The Partnership leases its properties to various tenants under triple net leases, classified as operating leases.  Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  The only exception is under the Lease for the Advance Auto Parts store, the Partnership is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility.  At the time the properties were acquired, the remaining primary lease term varied from 15 to 20 years.  The leases provide the tenants with two to three five-year renewal options subject to the same terms and conditions as the primary term.

The Partnership's properties are commercial, single-tenant buildings.  The U-Like Buffet restaurant was constructed and acquired in 1993.  The land for the Champps Americana restaurant was acquired in 2001 and construction of the restaurant was completed in 2002.  The Biaggi’s restaurant was constructed in 2001 and acquired in 2003.  The Advance Auto Parts store was constructed in 2005 and acquired in 2006.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2011 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

U-Like Buffet, Tucson, AZ	$15,314	$13,104	$28,418	$8,101
Champps Americana, Utica, MI	346,554	617,320	963,874	212,312
Advance Auto Parts, Harlingen, TX	486,588	1,113,415	1,600,003	218,045
	$848,456	$1,743,839	$2,592,295	$438,458

The Partnership owns a 2.2074% interest in a U-Like Buffet restaurant.  The remaining interest in this property is owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

For properties owned as of December 31, 2011, the minimum future rent payments required by the leases are as follows:

2012	$304,952
2013	370,665
2014	370,665
2015	376,046
2016	382,891
Thereafter	1,797,637
$3,602,856

There were no contingent rents recognized in 2011 and 2010.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(5)  Major Tenants –

The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

Tenants	Industry	2011	2010

Biaggi’s Ristorante Italiano, LLC	Restaurant	$130,540	$130,540
Advance Stores Company, Inc.	Retail	111,210	111,210
Champps Operating Corporation	Restaurant	68,749	68,817
Winn-Dixie Stores Leasing, LLC	Retail	N/A	92,042
Aggregate rent revenue of major tenants		$310,499	$402,609
Aggregate rent revenue of major tenants as a percentage of total rent revenue		90%	90%

(6)  Discontinued Operations –

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

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(6)  Discontinued Operations – (Continued)

In February 2012, the Partnership entered into an agreement to sell the Biaggi’s restaurant to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,558,000, which will result in a net gain of approximately $426,900.  If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,131,105.

During 2011 and 2010, the Partnership distributed net sale proceeds of $770,734 and $1,334,220 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $37.84 and $65.49 per Limited Partnership Unit, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2011	2010

Rental Income	$164,862	$266,072
Property Management Expenses	(2,646)	(7,629)
Depreciation	(29,216)	(31,623)
Gain on Disposal of Real Estate	132,756	160,465
Income from Discontinued Operations	$265,756	$387,285

(7)  Partners' Capital –

For the years ended December 31, 2011 and 2010, the Partnership declared distributions of $976,154 and $1,649,680, respectively.  The Limited Partners received distributions of $966,392 and $1,633,183 and the General Partners received distributions of $9,762 and $16,497 for the years, respectively.  The Limited Partners' distributions represent $47.92 and $80.99 per Limited Partnership Unit outstanding in 2011 and 2010, respectively, using 20,166 weighted average Units for both years.  The distributions represent $11.92 and $18.54 per Unit of Net Income and $36.00 and $62.45 per Unit of return of capital in 2011 and 2010, respectively.

As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $763,027 and $1,320,878 in 2011 and 2010, respectively. The distributions reduced the Limited Partners’ Adjusted Capital Contributions.

After the effect of redemptions and the return of capital from the sale of property, the Adjusted Capital Contribution, as defined in the Partnership Agreement, is $116.45 per original $1,000 invested.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2011	2010

Net Income for Financial Reporting Purposes	$249,908	$385,251

Depreciation for Tax Purposes (Over) Under Depreciation for Financial Reporting Purposes	11,329	(7,390)

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	0	(1,670)

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	0	854

Gain on Sale of Real Estate for Tax Purposes Over (Under) Gain for Financial Reporting Purposes	14,606	(15,739)
Taxable Income to Partners	$275,843	$361,306

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2011	2010

Partners' Capital for Financial Reporting Purposes	$3,831,499	$4,557,745

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	143,996	118,061

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	1,435	1,435

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	854	854

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,012,278	3,012,278
Partners' Capital for Tax Reporting Purposes	$6,990,062	$7,690,373

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9A.  CONTROLS AND PROCEDURES.  (Continued)

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XIX, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.   (Continued)

Robert P. Johnson, age 67, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December 2012.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 52, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2012.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2011.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2011 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2012:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XIX, Inc.	0	0.00%
Robert P. Johnson	5.12	0.03%
Patrick W. Keene	0	0.00%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2011 and 2010.

Neither the registrant, nor the Managing General Partner of the registrant, has a board of directors consisting of any members who are “independent.”  The sole director of the Managing General Partner, Robert P. Johnson, is also the Individual General Partner of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing General Partner.  Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the General Partners, except as performed in connection with the audit of its financial statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid, (iii) any real estate commission allowed by the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners.  The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation.  As of December 31, 2011, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2011.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (September 14, 1990) To December 31, 2010

AEI Securities, Inc.	Selling Commissions equal to 7% of proceeds plus a 3% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,115,193

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$903,786

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$793,888

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$4,385,970

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,479,022

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$262,829

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$189,936

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2011 and 2010:

Fee Category	2011	2010

Audit Fees	$11,261	$11,770
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$11,261	$11,770

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

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

Policy for Preapproval of Audit and Permissible Non-Audit Services of Independent Auditors

Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership’s audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) A list of the financial statements contained herein is set forth on page 12.

(a) (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes.

(a) (3) The Exhibits filed in response to Item 601 of Regulation S-K are listed below.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

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

AEI NET LEASE INCOME & GROWTH FUND XIX
Limited Partnership
	By:	AEI Fund Management XIX, Inc.
Its Managing General Partner

March 29, 2012	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2012
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2012
Patrick W. Keene	(Principal Accounting Officer)