Form 10-Q
period 2012-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2012-05-14
CIK 868740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2012 and December 31, 2011	3

	Statements for the Three Months ended March 31, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		15

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2012	2011
Current Assets:
Cash	$2,193,321	$1,252,742

Real Estate Held for Investment:
Land	848,456	848,456
Buildings and Equipment	1,743,839	1,743,839
Accumulated Depreciation	(453,044)	(438,458)
Real Estate Held for Investment, Net	2,139,251	2,153,837
Real Estate Held for Sale	0	1,131,105
Total Real Estate	2,139,251	3,284,942
Total Assets	$4,332,572	$4,537,684

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$36,059	$7,602
Distributions Payable	82,932	698,583
Unearned Rent	9,268	0
Total Current Liabilities	128,259	706,185

Partners’ Capital:
General Partners	4,992	1,264
Limited Partners, $1,000 per Unit; 30,000 Units authorized; 21,152 Units issued; 20,166 Units outstanding	4,199,321	3,830,235
Total Partners' Capital	4,204,313	3,831,499
Total Liabilities and Partners' Capital	$4,332,572	$4,537,684

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended March 31,
	2012	2011

Rental Income	$45,301	$44,990

Expenses:
Partnership Administration – Affiliates	25,644	30,209
Partnership Administration and Property Management – Unrelated Parties	7,250	6,458
Depreciation	14,586	14,763
Total Expenses	47,480	51,430

Operating Income (Loss)	(2,179)	(6,440)

Other Income:
Interest Income	812	1,283

Income (Loss) from Continuing Operations	(1,367)	(5,157)

Income from Discontinued Operations	457,113	42,293

Net Income	$455,746	$37,136

Net Income Allocated:
General Partners	$4,557	$371
Limited Partners	451,189	36,765
Total	$455,746	$37,136

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$(.07)	$(.25)
Discontinued Operations	22.44	2.07
Total	$22.37	$1.82

Weighted Average Units Outstanding – Basic and Diluted	20,166	20,166

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$455,746	$37,136

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	14,586	22,068
Gain on Sale of Real Estate	(435,702)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	28,457	(1,620)
Increase (Decrease) in Unearned Rent	9,268	0
Total Adjustments	(383,391)	20,448
Net Cash Provided By Operating Activities	72,355	57,584

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,566,807	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(698,583)	(1,321,511)

Net Increase (Decrease) in Cash	940,579	(1,263,927)

Cash, beginning of period	1,252,742	1,795,417

Cash, end of period	$2,193,321	$531,490

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$1,527	$4,556,218	$4,557,745	20,165.79

Distributions Declared	(925)	(91,598)	(92,523)

Net Income	371	36,765	37,136

Balance, March 31, 2011	$973	$4,501,385	$4,502,358	20,165.79

Balance, December 31, 2011	$1,264	$3,830,235	$3,831,499	20,165.79

Distributions Declared	(829)	(82,103)	(82,932)

Net Income	4,557	451,189	455,746

Balance, March 31, 2012	$4,992	$4,199,321	$4,204,313	20,165.79

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2012 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

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

(5)  Discontinued Operations –

During the second and third quarters of 2011, the Partnership sold its remaining 18.1551% interest in the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $855,025, which resulted in a net gain of $133,493.  The cost and related accumulated depreciation of the interests sold was $840,449 and $118,917, respectively.

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

In February 2012, the Partnership entered into an agreement to sell the Biaggi’s restaurant in Fort Wayne, Indiana to an unrelated third party.  On March 29, 2012, the sale closed with the Partnership receiving net proceeds of $1,566,807, which resulted in a net gain of $435,702.  At the time of sale, the cost and related accumulated depreciation was $1,379,347 and $248,242, respectively.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,131,105.

During the first three months of 2012 and 2011, the Partnership distributed net sale proceeds of $48,302 and $33,319 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.37 and $1.64 per Limited Partnership Unit, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2012	2011

Rental Income	$21,411	$49,627
Property Management Expenses	0	(29)
Depreciation	0	(7,305)
Gain on Disposal of Real Estate	435,702	0
Income from Discontinued Operations	$457,113	$42,293

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Fair Value Measurements –

As of March 31, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2012 and 2011, the Partnership recognized rental income from continuing operations of $45,301 and $44,990, respectively.  Based on the scheduled rent for the properties owned as of April 30, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $181,000 in 2012.

For the three months ended March 31, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $25,644 and $30,209, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  As the Partnership’s asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $7,250 and $6,487, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2012 and 2011, the Partnership recognized interest income of $812 and $1,283, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2012, the Partnership recognized income from discontinued operations of $457,113, representing rental income of $21,411 and gain on disposal of real estate of $435,702.  For the three months ended March 31, 2011, the Partnership recognized income from discontinued operations of $42,293, representing rental income less property management expenses and depreciation.

During the second and third quarters of 2011, the Partnership sold its remaining 18.1551% interest in the Winn-Dixie store in Panama City, Florida, in three separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $855,025, which resulted in a net gain of $133,493.  The cost and related accumulated depreciation of the interests sold was $840,449 and $118,917, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

In February 2012, the Partnership entered into an agreement to sell the Biaggi’s restaurant in Fort Wayne, Indiana to an unrelated third party.  On March 29, 2012, the sale closed with the Partnership receiving net proceeds of $1,566,807, which resulted in a net gain of $435,702.  At the time of sale, the cost and related accumulated depreciation was $1,379,347 and $248,242, respectively.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $1,131,105.

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

Liquidity and Capital Resources

During the three months ended March 31, 2012, the Partnership’s cash balances increased $940,579 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.  During the three months ended March 31, 2011, the Partnership’s cash balances decreased $1,263,927 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

Net cash provided by operating activities increased from $57,584 in 2011 to $72,355 in 2012 as a result of a decrease in Partnership administration and property management expenses in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2012.

During the three months ended March 31, 2012, the Partnership generated cash flow from the sale of real estate of $1,566,807.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2012 and 2011, the Partnership declared distributions of $82,932 and $92,523, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $82,103 and $91,598 and the General Partners received distributions of $829 and $925 for the periods, respectively.  In December 2011, the Partnership declared a special distribution of net sale proceeds of $606,061, which resulted in a higher distributions payable at December 31, 2011.  In 2012, regular distributions were paid on a capital balance that was reduced by this special distribution.  As a result, distributions declared in 2012 were lower than distributions declared in 2011.

During the first three months of 2012 and 2011, the Partnership distributed net sale proceeds of $48,302 and $33,319 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.37 and $1.64 per Limited Partnership Unit, respectively.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

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

Dated: May 14, 2012	AEI Net Lease Income & Growth Fund XIX
Limited Partnership
	By:	AEI Fund Management XIX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)