Form 10-Q
period 2012-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2012-08-13
CIK 868740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2012 and December 31, 2011	3

	Statements for the Periods ended June 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2012	2011
Current Assets:
Cash	$2,088,872	$1,252,742

Real Estate Held for Investment:
Land	848,456	848,456
Buildings and Equipment	1,743,839	1,743,839
Accumulated Depreciation	(467,461)	(438,458)
Real Estate Held for Investment, Net	2,124,834	2,153,837
Real Estate Held for Sale	0	1,131,105
Total Real Estate	2,124,834	3,284,942
Total Assets	$4,213,706	$4,537,684

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$6,439	$7,602
Distributions Payable	1,395,456	698,583
Unearned Rent	0	0
Total Current Liabilities	1,401,895	706,185

Partners’ Capital:
General Partners	4,224	1,264
Limited Partners: 30,000 Units authorized; 21,152 Units issued; 20,166 Units outstanding	2,807,587	3,830,235
Total Partners' Capital	2,811,811	3,831,499
Total Liabilities and Partners' Capital	$4,213,706	$4,537,684

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$45,410	$44,989	$90,711	$89,979

Expenses:
Partnership Administration – Affiliates	19,533	31,145	45,177	61,354
Partnership Administration and Property Management – Unrelated Parties	10,767	9,689	18,017	16,147
Depreciation	14,417	14,763	29,003	29,526
Total Expenses	44,717	55,597	92,197	107,027

Operating Income (Loss)	693	(10,608)	(1,486)	(17,048)

Other Income:
Interest Income	2,261	1,064	3,073	2,347

Income (Loss) from Continuing Operations	2,954	(9,544)	1,587	(14,701)

Income from Discontinued Operations	0	77,945	457,113	120,238

Net Income	$2,954	$68,401	$458,700	$105,537

Net Income Allocated:
General Partners	$30	$684	$17,744	$1,055
Limited Partners	2,924	67,717	440,956	104,482
Total	$2,954	$68,401	$458,700	$105,537

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$.14	$(.47)	$.08	$(.72)
Discontinued Operations	0	3.83	21.79	5.90
Total	$.14	$3.36	$21.87	$5.18

Weighted Average Units Outstanding – Basic and Diluted	20,166	20,166	20,166	20,166

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$458,700	$105,537

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	29,003	44,136
Gain on Sale of Real Estate	(435,702)	(37,941)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(1,163)	33,232
Increase (Decrease) in Unearned Rent	0	0
Total Adjustments	(407,862)	39,427
Net Cash Provided By Operating Activities	50,838	144,964

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,566,807	261,095

Cash Flows from Financing Activities:
Distributions Paid to Partners	(781,515)	(1,414,034)

Net Increase (Decrease) in Cash	836,130	(1,007,975)

Cash, beginning of period	1,252,742	1,795,417

Cash, end of period	$2,088,872	$787,442

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$1,527	$4,556,218	$4,557,745	20,165.79

Distributions Declared	(1,850)	(183,197)	(185,047)

Net Income	1,055	104,482	105,537

Balance, June 30, 2011	$732	$4,477,503	$4,478,235	20,165.79

Balance, December 31, 2011	$1,264	$3,830,235	$3,831,499	20,165.79

Distributions Declared	(14,784)	(1,463,604)	(1,478,388)

Net Income	17,744	440,956	458,700

Balance, June 30, 2012	$4,224	$2,807,587	$2,811,811	20,165.79

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

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

During the first six months of 2012 and 2011, the Partnership distributed net sale proceeds of $1,426,387 and $73,315 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $70.03 and $3.60 per Limited Partnership Unit, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$0	$48,315	$21,411	$97,942
Property Management Expenses	0	(1,006)	0	(1,035)
Depreciation	0	(7,305)	0	(14,610)
Gain on Disposal of Real Estate	0	37,941	435,702	37,941
Income from Discontinued Operations	$0	$77,945	$457,113	$120,238

(6)  Fair Value Measurements –

As of June 30, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the six months ended June 30, 2012 and 2011, the Partnership recognized rental income from continuing operations of $90,711 and $89,979, respectively.  Based on the scheduled rent for the properties owned as of July 31, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $181,000 in 2012.

For the six months ended June 30, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $45,177 and $61,354, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  As the Partnership’s asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,017 and $16,147, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2012 and 2011, the Partnership recognized interest income of $3,073 and $2,347, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2012, the Partnership recognized income from discontinued operations of $457,113, representing rental income of $21,411 and gain on disposal of real estate of $435,702.  For the six months ended June 30, 2011, the Partnership recognized income from discontinued operations of $120,238, representing rental income less property management expenses and depreciation of $82,297 and gain on disposal of real estate of $37,941.

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

Liquidity and Capital Resources

During the six months ended June 30, 2012, the Partnership’s cash balances increased $836,130 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.  During the six months ended June 30, 2011, the Partnership’s cash balances decreased $1,007,975 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

Net cash provided by operating activities decreased from $144,964 in 2011 to $50,838 in 2012 as a result of a decrease in total rental and interest income in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2012.

During the six months ended June 30, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $1,566,807 and 261,095, respectively.

The Partnership's primary use of cash flow is distribution payments to Partners.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

For the six months ended June 30, 2012 and 2011, the Partnership declared distributions of $1,478,388 and $185,047, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,463,604 and $183,197 and the General Partners received distributions of $14,784 and $1,850 for the periods, respectively.  In December 2011, the Partnership declared a special distribution of net sale proceeds of $606,061.  In June 2012, the Partnership declared a special distribution of net sale proceeds of $1,313,131, which resulted in higher distributions declared in 2012 and a higher distribution payable at June 30, 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the first six months of 2012 and 2011, the Partnership distributed net sale proceeds of $1,426,387 and $73,315 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $70.03 and $3.60 per Limited Partnership Unit, respectively.

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

Dated: August 13, 2012	AEI Net Lease Income & Growth Fund XIX
Limited Partnership
	By:	AEI Fund Management XIX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)