Form 10-Q
period 2012-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2012-11-14
CIK 868740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2012 and December 31, 2011	3

	Statements for the Periods ended September 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13 - 14

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2012	2011
Current Assets:
Cash	$723,078	$1,252,742

Real Estate Held for Investment:
Land	848,456	848,456
Buildings and Equipment	1,743,839	1,743,839
Accumulated Depreciation	(481,878)	(438,458)
Real Estate Held for Investment, Net	2,110,417	2,153,837
Real Estate Held for Sale	0	1,131,105
Total Real Estate	2,110,417	3,284,942
Total Assets	$2,833,495	$4,537,684

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$10,861	$7,602
Distributions Payable	65,147	698,583
Total Current Liabilities	76,008	706,185

Partners’ Capital:
General Partners	4,219	1,264
Limited Partners: 30,000 Units authorized; 21,152 Units issued; 20,166 Units outstanding	2,753,268	3,830,235
Total Partners' Capital	2,757,487	3,831,499
Total Liabilities and Partners' Capital	$2,833,495	$4,537,684

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$45,301	$44,990	$136,012	$134,969

Expenses:
Partnership Administration – Affiliates	17,675	28,560	62,852	89,914
Partnership Administration and Property Management – Unrelated Parties	3,059	5,964	21,076	22,111
Depreciation	14,417	14,763	43,420	44,289
Total Expenses	35,151	49,287	127,348	156,314

Operating Income (Loss)	10,150	(4,297)	8,664	(21,345)

Other Income:
Interest Income	673	2,022	3,746	4,369

Income (Loss) from Continuing Operations	10,823	(2,275)	12,410	(16,976)

Income from Discontinued Operations	0	120,936	457,113	241,174

Net Income	$10,823	$118,661	$469,523	$224,198

Net Income Allocated:
General Partners	$646	$1,525	$18,390	$2,580
Limited Partners	10,177	117,136	451,133	221,618
Total	$10,823	$118,661	$469,523	$224,198

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$.50	$(.11)	$.61	$(.83)
Discontinued Operations	0	5.92	21.76	11.82
Total	$.50	$5.81	$22.37	$10.99

Weighted Average Units Outstanding – Basic and Diluted	20,166	20,166	20,166	20,166

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2012	2011
Cash Flows from Operating Activities:
Net Income	$469,523	$224,198

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	43,420	66,203
Gain on Sale of Real Estate	(435,702)	(132,756)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	3,259	407
Increase (Decrease) in Unearned Rent	0	9,268
Total Adjustments	(389,023)	(56,878)
Net Cash Provided By Operating Activities	80,500	167,320

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,566,807	854,844

Cash Flows from Financing Activities:
Distributions Paid to Partners	(2,176,971)	(1,506,558)

Net Increase (Decrease) in Cash	(529,664)	(484,394)

Cash, beginning of period	1,252,742	1,795,417

Cash, end of period	$723,078	$1,311,023

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$1,527	$4,556,218	$4,557,745	20,165.79

Distributions Declared	(2,776)	(274,795)	(277,571)

Net Income	2,580	221,618	224,198

Balance, September 30, 2011	$1,331	$4,503,041	$4,504,372	20,165.79

Balance, December 31, 2011	$1,264	$3,830,235	$3,831,499	20,165.79

Distributions Declared	(15,435)	(1,528,100)	(1,543,535)

Net Income	18,390	451,133	469,523

Balance, September 30, 2012	$4,219	$2,753,268	$2,757,487	20,165.79

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

During the first nine months of 2012 and 2011, the Partnership distributed net sale proceeds of $1,466,294 and $119,926 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $71.99 and $5.89 per Limited Partnership Unit, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$0	$34,285	$21,411	$132,227
Property Management Expenses	0	(860)	0	(1,895)
Depreciation	0	(7,304)	0	(21,914)
Gain on Disposal of Real Estate	0	94,815	435,702	132,756
Income from Discontinued Operations	$0	$120,936	$457,113	$241,174

(6)  Fair Value Measurements –

As of September 30, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the nine months ended September 30, 2012 and 2011, the Partnership recognized rental income from continuing operations of $136,012 and $134,969, respectively.  Based on the scheduled rent for the properties owned as of October 31, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $181,000 and $183,000 in 2012 and 2013, respectively.

For the nine months ended September 30, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $62,852 and $89,914, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  As the Partnership’s asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $21,076 and $22,111, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2012 and 2011, the Partnership recognized interest income of $3,746 and $4,369, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2012, the Partnership recognized income from discontinued operations of $457,113, representing rental income of $21,411 and gain on disposal of real estate of $435,702.  For the nine months ended September 30, 2011, the Partnership recognized income from discontinued operations of $241,174, representing rental income less property management expenses and depreciation of $108,418 and gain on disposal of real estate of $132,756.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2012 and 2011, the Partnership’s cash balances decreased $529,664 and $484,394, respectively, as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

Net cash provided by operating activities decreased from $167,320 in 2011 to $80,500 in 2012 as a result of a decrease in total rental and interest income in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2012.

During the nine months ended September 30, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $1,566,807 and $854,844, respectively.

The Partnership's primary use of cash flow is distribution payments to Partners.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

For the nine months ended September 30, 2012 and 2011, the Partnership declared distributions of $1,543,535 and $277,571, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,528,100 and $274,795 and the General Partners received distributions of $15,435 and $2,776 for the periods, respectively.  In December 2011, the Partnership declared a special distribution of net sale proceeds of $606,061, which resulted in a higher distributions payable at December 31, 2011.  In June 2012, the Partnership declared a special distribution of net sale proceeds of $1,313,131, which resulted in higher distributions declared in 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the first nine months of 2012 and 2011, the Partnership distributed net sale proceeds of $1,466,294 and $119,926 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $71.99 and $5.89 per Limited Partnership Unit, respectively.

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

Dated: November 12, 2012	AEI Net Lease Income & Growth Fund XIX
Limited Partnership
	By:	AEI Fund Management XIX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)