Form 10-K
period 2012-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2013-04-01
CIK 868740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2012

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
☐ Yes    ☒ No

As of June 30, 2012, there were 20,160.668 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,160,668.

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

The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives.  In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations.  Prior to the third quarter of 2006, the Partnership sold some of its properties and reinvested the proceeds from such sales in additional properties.  At the beginning of 2008, the Partnership anticipated that it would sell its remaining properties and liquidate by the end of 2009, depending on market conditions among other things.  Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers.  As a result, the Partnership was unable to sell its remaining properties in 2009. The liquidation of the Partnership was further delayed by the economic conditions that existed during the next few years.

During the third quarter of 2013, the Managing General Partner anticipates that it will mail a proxy statement to the Limited Partners that will allow them to vote to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 12 months.

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

Property Activity During the Last Three Years

As of December 31, 2009, the Partnership owned a significant interest in five properties and a minor interest in two properties with a total cost of $5,935,008.  During the years ended December 31, 2010, 2011 and 2012, the Partnership sold four property interests and received net sale proceeds of $1,075,669, $854,844 and $1,566,807, which resulted in net gains of $160,465, $132,756 and $435,702, respectively.  As of December 31, 2012, the Partnership owned a significant interest in two properties and a minor interest in one property with a total cost of $2,328,018.

Major Tenants

During 2012, three tenants each contributed more than ten percent of the Partnership's total rental revenue.  The major tenants in aggregate contributed 99% of total rental revenue in 2012.  It is anticipated that, based on minimum rental payments required under the leases, the tenants of the Champps Americana restaurant and the Advance Auto Parts store will continue to contribute more than ten percent of rental revenue in 2013 and future years.  The tenant of the Biaggi’s restaurant will not continue to be a major tenant as the property was sold in 2012.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2012.
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

ITEM 2.  PROPERTIES.  (Continued)

For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 or 39 years, depending on the date when it was placed in service.  The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively.  Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose carrying value was reduced by a real estate impairment.  Real estate impairments, which are recorded against the book cost of the land and depreciable property, are not recognized for tax purposes.

At December 31, 2012, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2012, there were 1,458 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $16,086 and $9,762 were made to the General Partners and $1,592,595 and $966,392 were made to the Limited Partners for 2012 and 2011, respectively.  The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $1,489,110 and $763,027 in 2012 and 2011, respectively.  The distributions reduced the Limited Partners’ Adjusted Capital Contributions.

(b) Not applicable.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during September of each year.  The purchase price of the Units is based on a formula specified in the Partnership Agreement.  Beginning in 2009, the formula resulted in a purchase price equal to zero.  Therefore, the Partnership will no longer purchase Units under this plan.  During the last three months of 2012, the Partnership did not purchase any Units by any other arrangement.

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

Results of Operations

For the years ended December 31, 2012 and 2011, the Partnership recognized rental income from continuing operations of $112,563 and $111,209 respectively.  Based on the scheduled rent for the properties owned as of February 28, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $114,000 in 2013.

For the years ended December 31, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $78,142 and $115,988, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  As the Partnership’s asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,839 and $25,757, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the years ended December 31, 2012 and 2011, the Partnership recognized interest income of $4,257 and $5,932, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2012, the Partnership recognized income from discontinued operations of $240,831, representing rental income less property management expenses and depreciation of $69,406 and gain on disposal of real estate of $435,702, which were partially offset by a real estate impairment of $264,277.  For the year ended December 31, 2011, the Partnership recognized income from discontinued operations of $312,063, representing rental income less property management expenses and depreciation of $179,307 and gain on disposal of real estate of $132,756.

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

During 2012, the Partnership decided to sell the Champps Americana restaurant in Utica, Michigan and classified it as held for sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  The Partnership and the property’s other co-owners are in the process of reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property.  As of the date of this filing, negotiations with the tenant for lease concessions are continuing.  The Partnership anticipates that it will sell the property during 2013.

Based on the analysis to date, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $264,277 was recognized, which was the difference between the carrying value at December 31, 2012 of $731,277 and the estimated fair value of $467,000.  The charge was recorded against the cost of the land and building.  At December 31, 2012, the property was classified as Real Estate Held for Sale.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

During the years ended December 31, 2012 and 2011, the Partnership’s cash balances decreased $568,068 and $542,675, respectively, as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

Net cash provided by operating activities decreased from $201,563 in 2011 to $107,242 in 2012 as a result of a decrease in total rental and interest income in 2012, which was partially offset by a decrease in Partnership administration and property management expenses in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses.

During the years ended December 31, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $1,566,807 and $854,844, respectively.

The Partnership's primary use of cash flow is distribution payments to Partners.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

For the years ended December 31, 2012 and 2011, the Partnership declared distributions of $1,608,681 and $976,154, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $1,592,595 and $966,392 and the General Partners received distributions of $16,086 and $9,762 for the years, respectively.  In December 2011, the Partnership declared a special distribution of net sale proceeds of $606,061, which resulted in a higher distributions payable at December 31, 2011.  In June 2012, the Partnership declared a special distribution of net sale proceeds of $1,313,131, which resulted in higher distributions declared in 2012.

During 2012 and 2011, the Partnership distributed net sale proceeds of $1,504,152 and $770,734 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $73.85 and $37.84 per Limited Partnership Unit, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

INDEX

Page

Report of Independent Registered Public Accounting Firm	13

Balance Sheet as of December 31, 2012 and 2011	14

Statements for the Years Ended December 31, 2012 and 2011:

Income	15

Cash Flows	16

Changes in Partners’ Capital	17

Notes to Financial Statements	18 – 27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2012 and 2011, and the related statements of income, cash flows and changes in partners' capital for each of the years then ended.  The Partnership's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's  internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY,HEUTMAKER, ZIBELL & CO. P.L.L.P.
Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2013

 AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2012	2011
Current Assets:
Cash	$684,674	$1,252,742

Real Estate Held for Investment:
Land	501,902	848,456
Buildings and Equipment	1,126,519	1,743,839
Accumulated Depreciation	(263,697)	(438,458)
Real Estate Held for Investment, Net	1,364,724	2,153,837
Real Estate Held for Sale	467,000	1,131,105
Total Real Estate	1,831,724	3,284,942
Total Assets	$2,516,398	$4,537,684

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$10,314	$7,602
Distributions Payable	65,147	698,583
Total Current Liabilities	75,461	706,185

Partners’ Capital:
General Partners	4,162	1,264
Limited Partners – 30,000 Units authorized; 20,166 Units issued and outstanding	2,436,775	3,830,235
Total Partners' Capital	2,440,937	3,831,499
Total Liabilities and Partners' Capital	$2,516,398	$4,537,684

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Year Ended December 31
	2012	2011

Rental Income	$112,563	$111,209

Expenses:
Partnership Administration – Affiliates	78,142	115,988
Partnership Administration and Property Management – Unrelated Parties	23,839	25,757
Depreciation	37,551	37,551
Total Expenses	139,532	179,296

Operating Loss	(26,969)	(68,087)

Other Income:
Interest Income	4,257	5,932

Loss from Continuing Operations	(22,712)	(62,155)

Income from Discontinued Operations	240,831	312,063

Net Income	$218,119	$249,908

Net Income Allocated:
General Partners	$18,984	$9,499
Limited Partners	199,135	240,409
Total	$218,119	$249,908

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$(1.11)	$(3.05)
Discontinued Operations	10.98	14.97
Total – Basic and Diluted	$9.87	$11.92

Weighted Average Units Outstanding – Basic and Diluted	20,166	20,166

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Year Ended December 31
	2012	2011

Cash Flows from Operating Activities:
Net Income	$218,119	$249,908

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	57,836	88,267
Real Estate Impairment	264,277	0
Gain on Sale of Real Estate	(435,702)	(132,756)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	2,712	(3,856)
Total Adjustments	(110,877)	(48,345)
Net Cash Provided By Operating Activities	107,242	201,563

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,566,807	854,844

Cash Flows from Financing Activities:
Distributions Paid to Partners	(2,242,117)	(1,599,082)

Net Increase (Decrease) in Cash	(568,068)	(542,675)

Cash, beginning of year	1,252,742	1,795,417

Cash, end of year	$684,674	$1,252,742

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$1,527	$4,556,218	$4,557,745	20,165.79

Distributions Declared	(9,762)	(966,392)	(976,154)

Net Income	9,499	240,409	249,908

Balance, December 31, 2011	1,264	3,830,235	3,831,499	20,165.79

Distributions Declared	(16,086)	(1,592,595)	(1,608,681)

Net Income	18,984	199,135	218,119

Balance, December 31, 2012	$4,162	$2,436,775	$2,440,937	20,165.79

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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
DECEMBER 31, 2012 AND 2011

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment and real estate held for sale.

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

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2009, and with few exceptions, is no longer subject to state tax examinations for tax years before 2009.

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

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

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

The Partnership’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2012 and 2011.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

Fair Value Measurements

Fair value, as defined by United States Generally Accepted Accounting Principles (“US GAAP”), is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  US GAAP establishes a hierarchy in determining the fair value of an asset or liability.  The fair value hierarchy has three levels of inputs, both observable and unobservable.  US GAAP requires the utilization of the lowest possible level of input to determine fair value.  Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.  Level 2 inputs are market data, other than Level 1 inputs, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.

At December 31, 2012, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

The Champps restaurant in Utica, Michigan, with a carrying amount of $731,277 at December 31, 2012, was written down to its fair value of $467,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $264,277 was included in earnings for the fourth quarter of 2012.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

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

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(3)  Related Party Transactions –

The Partnership owns a 28% interest in a Champps Americana restaurant.  The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership, and unrelated third parties.

The Partnership owned a 50% interest in a Biaggi’s restaurant.  AEI Net Lease Income & Growth Fund XX Limited Partnership owned a 50% interest in this property until the property was sold to an unrelated third party in 2012.  As of December 31, 2010, the Partnership owned an 18.1551% interest in a Winn-Dixie store.  The remaining interests in this property are owned by unrelated third parties.  AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, owned a 20.4025% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2011 and 2012.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2012	2011

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners. These amounts included $1,580 of expenses related to Discontinued Operations in 2011.	$78,142	$117,568

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $469 and $2,008 of expenses related to Discontinued Operations in 2012 and 2011, respectively.	$24,308	$27,765

c.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$19,801	$42,643

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(4)  Real Estate Held for Investment –

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2012 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

U-Like Buffet, Tucson, AZ	$15,314	$13,104	$28,418	$8,538
Advance Auto Parts, Harlingen, TX	486,588	1,113,415	1,600,003	255,159
	$501,902	$1,126,519	$1,628,421	$263,697

The Partnership owns a 2.2074% interest in a U-Like Buffet restaurant.  The remaining interest in this property is owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

For properties owned as of December 31, 2012, the minimum future rent payments required by the leases are as follows:
2013	$183,008
2014	183,008
2015	188,389
2016	195,234
2017	195,234
Thereafter	619,092
$1,563,965

There were no contingent rents recognized in 2012 and 2011.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(5)  Major Tenants –

The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

Tenants	Industry	2012	2011

Advance Stores Company, Inc.	Retail	$111,210	$111,210
Champps Operating Corporation	Restaurant	68,749	68,749
Biaggi’s Ristorante Italiano, LLC	Restaurant	21,411	130,540
Aggregate rent revenue of major tenants		$201,370	$310,499
Aggregate rent revenue of major tenants as a percentage of total rent revenue		99%	90%

(6)  Discontinued Operations –

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

During 2012, the Partnership decided to sell the Champps Americana restaurant in Utica, Michigan and classified it as held for sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  The Partnership and the property’s other co-owners are in the process of reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property.  As of the date of this filing, negotiations with the tenant for lease concessions are continuing.  The Partnership anticipates that it will sell the property during 2013.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(6)  Discontinued Operations – (Continued)

Based on the analysis to date, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $264,277 was recognized, which was the difference between the carrying value at December 31, 2012 of $731,277 and the estimated fair value of $467,000.  The charge was recorded against the cost of the land and building.  At December 31, 2012, the property was classified as Real Estate Held for Sale.

During 2012 and 2011, the Partnership distributed net sale proceeds of $1,504,152 and $770,734 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $73.85 and $37.84 per Limited Partnership Unit, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2012	2011

Rental Income	$90,160	$233,611
Property Management Expenses	(469)	(3,588)
Depreciation	(20,285)	(50,716)
Real Estate Impairment	(264,277)	0
Gain on Disposal of Real Estate	435,702	132,756
Income from Discontinued Operations	$240,831	$312,063

(7)  Partners' Capital –

For the years ended December 31, 2012 and 2011, the Partnership declared distributions of $1,608,681 and $976,154, respectively.  The Limited Partners received distributions of $1,592,595 and $966,392 and the General Partners received distributions of $16,086 and $9,762 for the years, respectively.  The Limited Partners' distributions represent $78.97 and $47.92 per Limited Partnership Unit outstanding in 2012 and 2011, respectively, using 20,166 weighted average Units for both years.  The distributions represent $9.87 and $11.92 per Unit of Net Income and $69.10 and $36.00 per Unit of return of capital in 2012 and 2011, respectively.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $1,489,110 and $763,027 in 2012 and 2011, respectively. The distributions reduced the Limited Partners’ Adjusted Capital Contributions.

After the effect of redemptions and the return of capital from the sale of property, the Adjusted Capital Contribution, as defined in the Partnership Agreement, is $42.61 per original $1,000 invested.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2012	2011

Net Income for Financial Reporting Purposes	$218,119	$249,908

Depreciation for Tax Purposes Under Depreciation for Financial Reporting Purposes	7,323	11,329

Real Estate Impairment Loss Not Recognized for Tax Purposes	264,277	0

Gain on Sale of Real Estate for Tax Purposes Over (Under) Gain for Financial Reporting Purposes	(55,581)	14,606
Taxable Income to Partners	$434,138	$275,843

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2012	2011

Partners' Capital for Financial Reporting Purposes	$2,440,937	$3,831,499

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	360,015	143,996

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	1,435	1,435

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	854	854

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,012,278	3,012,278
Partners' Capital for Tax Reporting Purposes	$5,815,519	$6,990,062

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2012 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XIX, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 68, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December 2013.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 53, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2013.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2012.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2012 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2013:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2012 and 2011.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid, (iii) any real estate commission allowed by the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners.  The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation.  As of December 31, 2012, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2012.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (September 14, 1990) To December 31, 2012

AEI Securities, Inc.	Selling Commissions equal to 7% of proceeds plus a 3% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,115,193

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$903,786

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$793,888

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$4,464,112

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,498,823

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$263,874

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$204,977

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2012 and 2011:

Fee Category	2012	2011

Audit Fees	$10,509	$11,261
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$10,509	$11,261

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

AEI NET LEASE INCOME & GROWTH FUND XIX
Limited Partnership
	By:	AEI Fund Management XIX, Inc.
Its Managing General Partner

March 29, 2013	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2013
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2013
Patrick W. Keene	(Principal Accounting Officer)