Form 10-Q
period 2013-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2013-05-14
CIK 868740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2013 and December 31, 2012	3

	Statements for the Three Months ended March 31, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		16

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2013	2012
Current Assets:
Cash	$656,385	$684,674

Real Estate Held for Investment:
Land	501,902	501,902
Buildings and Equipment	1,126,519	1,126,519
Accumulated Depreciation	(273,085)	(263,697)
Real Estate Held for Investment, Net	1,355,336	1,364,724
Real Estate Held for Sale	467,000	467,000
Total Real Estate	1,822,336	1,831,724
Total Assets	$2,478,721	$2,516,398

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$14,441	$10,314
Distributions Payable	65,147	65,147
Unearned Rent	9,268	0
Total Current Liabilities	88,856	75,461

Partners’ Capital:
General Partners	3,651	4,162
Limited Partners – 30,000 Units authorized; 20,166 Units issued and outstanding	2,386,214	2,436,775
Total Partners' Capital	2,389,865	2,440,937
Total Liabilities and Partners' Capital	$2,478,721	$2,516,398

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended March 31
	2013	2012

Rental Income	$28,565	$28,114

Expenses:
Partnership Administration – Affiliates	20,507	25,644
Partnership Administration and Property Management – Unrelated Parties	6,021	7,230
Depreciation	9,388	9,388
Total Expenses	35,916	42,262

Operating Loss	(7,351)	(14,148)

Other Income:
Interest Income	472	812

Loss from Continuing Operations	(6,879)	(13,336)

Income from Discontinued Operations	20,954	469,082

Net Income	$14,075	$455,746

Net Income Allocated:
General Partners	$141	$4,557
Limited Partners	13,934	451,189
Total	$14,075	$455,746

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$(.34)	$(.65)
Discontinued Operations	1.03	23.02
Total – Basic and Diluted	$.69	$22.37

Weighted Average Units Outstanding – Basic and Diluted	20,166	20,166

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Three Months Ended March 31
	2013	2012
Cash Flows from Operating Activities:
Net Income	$14,075	$455,746

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	9,388	14,586
Gain on Sale of Real Estate	0	(435,702)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	4,127	28,457
Increase (Decrease) in Unearned Rent	9,268	9,268
Total Adjustments	22,783	(383,391)
Net Cash Provided By Operating Activities	36,858	72,355

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	1,566,807

Cash Flows from Financing Activities:
Distributions Paid to Partners	(65,147)	(698,583)

Net Increase (Decrease) in Cash	(28,289)	940,579

Cash, beginning of period	684,674	1,252,742

Cash, end of period	$656,385	$2,193,321

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$1,264	$3,830,235	$3,831,499	20,165.79

Distributions Declared	(829)	(82,103)	(82,932)

Net Income	4,557	451,189	455,746

Balance, March 31, 2012	$4,992	$4,199,321	$4,204,313	20,165.79

Balance, December 31, 2012	$4,162	$2,436,775	$2,440,937	20,165.79

Distributions Declared	(652)	(64,495)	(65,147)

Net Income	141	13,934	14,075

Balance, March 31, 2013	$3,651	$2,386,214	$2,389,865	20,165.79

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2013 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

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

During 2012, the Partnership decided to sell the Champps Americana restaurant in Utica, Michigan and classified it as held for sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners reached a verbal agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent is $25,446.  The owners will have the right to replace Champps with a new tenant by giving 60 days’ notice to vacate the premises.  Champps will have the right to match the terms of the new lease and remain in the premises.  The agreement is contingent upon completion of an amendment to the Lease that is satisfactory to all parties.  The Partnership anticipates that it will sell the property during 2013.

Based on its long-lived asset valuation analysis, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $264,277 was recognized, which was the difference between the carrying value at December 31, 2012 of $731,277 and the estimated fair value of $467,000.  The charge was recorded against the cost of the land and building.  At March 31, 2013 and December 31, 2012, the property was classified as Real Estate Held for Sale.

During the first three months of 2013 and 2012, the Partnership distributed net sale proceeds of $41,684 and $48,302 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.05 and $2.37 per Limited Partnership Unit, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2013	2012

Rental Income	$21,110	$38,598
Property Management Expenses	(156)	(20)
Depreciation	0	(5,198)
Gain on Disposal of Real Estate	0	435,702
Income from Discontinued Operations	$20,954	$469,082

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

At March 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

Results of Operations

For the three months ended March 31, 2013 and 2012, the Partnership recognized rental income from continuing operations of $28,565 and $28,114 respectively.  Based on the scheduled rent for the properties owned as of April 30, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $114,000 in 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $20,507 and $25,644, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  As the Partnership’s asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,021 and $7,230, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2013 and 2012, the Partnership recognized interest income of $472 and $812, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2013, the Partnership recognized income from discontinued operations of $20,954, representing rental income less property management expenses.  For the three months ended March 31, 2012, the Partnership recognized income from discontinued operations of $469,082, representing rental income less property management expenses and depreciation of $33,380 and gain on disposal of real estate of $435,702.

In February 2012, the Partnership entered into an agreement to sell the Biaggi’s restaurant in Fort Wayne, Indiana to an unrelated third party.  On March 29, 2012, the sale closed with the Partnership receiving net proceeds of $1,566,807, which resulted in a net gain of $435,702.  At the time of sale, the cost and related accumulated depreciation was $1,379,347 and $248,242, respectively.

During 2012, the Partnership decided to sell the Champps Americana restaurant in Utica, Michigan and classified it as held for sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners reached a verbal agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent is $25,446.  The owners will have the right to replace Champps with a new tenant by giving 60 days’ notice to vacate the premises.  Champps will have the right to match the terms of the new lease and remain in the premises.  The agreement is contingent upon completion of an amendment to the Lease that is satisfactory to all parties.  The Partnership anticipates that it will sell the property during 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Based on its long-lived asset valuation analysis, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $264,277 was recognized, which was the difference between the carrying value at December 31, 2012 of $731,277 and the estimated fair value of $467,000.  The charge was recorded against the cost of the land and building.  At March 31, 2013 and December 31, 2012, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

During the three months ended March 31, 2013, the Partnership’s cash balances decreased $28,289 as a result of distributions paid to the Partners in excess of cash generated from operating activities.  During the three months ended March 31, 2012, the Partnership’s cash balances increased $940,579 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $72,355 in 2012 to $36,858 in 2013 as a result of a decrease in total rental and interest income in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2013.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2013 and 2012, the Partnership declared distributions of $65,147 and $82,932, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $64,495 and $82,103 and the General Partners received distributions of $652 and $829 for the periods, respectively.  In June 2012, the Partnership declared a special distribution of net sale proceeds of $1,313,131.  In 2013, regular distributions were declared on a capital balance that was reduced by the special distribution of net sale proceeds in 2012.  As a result, distributions declared in 2013 were lower than distributions declared in 2012.  In December 2011, the Partnership declared a special distribution of net sale proceeds of $606,061, which was paid in the first week of January 2012.  As a result, distributions paid in 2012 were higher that distributions paid in 2013.

During the first three months of 2013 and 2012, the Partnership distributed net sale proceeds of $41,684 and $48,302 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.05 and $2.37 per Limited Partnership Unit, respectively.

The continuing rent payments from the properties, together with the Partnership's cash reserve and cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

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

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2013	AEI Net Lease Income & Growth Fund XIX
Limited Partnership
	By:	AEI Fund Management XIX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)