Form 10-Q
period 2013-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2013-11-14
CIK 868740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2013 and December 31, 2012	3

	Statements for the Periods ended September 30, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2013	2012
Current Assets:
Cash	$559,511	$684,674

Real Estate Held for Investment:
Land	501,902	501,902
Buildings and Equipment	1,126,519	1,126,519
Accumulated Depreciation	(291,861)	(263,697)
Real Estate Held for Investment, Net	1,336,560	1,364,724
Real Estate Held for Sale	467,000	467,000
Total Real Estate	1,803,560	1,831,724
Total Assets	$2,363,071	$2,516,398

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$18,288	$10,314
Distributions Payable	62,933	65,147
Unearned Rent	9,267	0
Total Current Liabilities	90,488	75,461

Partners’ Capital:
General Partners	2,478	4,162
Limited Partners – 30,000 Units authorized; 20,166 Units issued and outstanding	2,270,105	2,436,775
Total Partners' Capital	2,272,583	2,440,937
Total Liabilities and Partners' Capital	$2,363,071	$2,516,398

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Rental Income	$28,565	$28,113	$85,694	$84,450

Expenses:
Partnership Administration – Affiliates	17,186	17,675	54,738	62,852
Partnership Administration and Property Management – Unrelated Parties	3,300	2,779	18,584	20,614
Depreciation	9,388	9,388	28,164	28,164
Total Expenses	29,874	29,842	101,486	111,630

Operating Loss	(1,309)	(1,729)	(15,792)	(27,180)

Other Income:
Interest Income	410	673	1,324	3,746

Loss from Continuing Operations	(899)	(1,056)	(14,468)	(23,434)

Income from Discontinued Operations	5,683	11,879	39,341	492,957

Net Income	$4,784	$10,823	$24,873	$469,523

Net Income Allocated:
General Partners	$48	$646	$249	$18,390
Limited Partners	4,736	10,177	24,624	451,133
Total	$4,784	$10,823	$24,873	$469,523

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$(.04)	$(.05)	$(.71)	$(1.15)
Discontinued Operations	.27	.55	1.93	23.52
Total – Basic and Diluted	$.23	$.50	$1.22	$22.37

Weighted Average Units Outstanding – Basic and Diluted	20,166	20,166	20,166	20,166

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2013	2012
Cash Flows from Operating Activities:
Net Income	$24,873	$469,523

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	28,164	43,420
Gain on Sale of Real Estate	0	(435,702)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	7,974	3,259
Increase (Decrease) in Unearned Rent	9,267	0
Total Adjustments	45,405	(389,023)
Net Cash Provided By Operating Activities	70,278	80,500

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	1,566,807

Cash Flows from Financing Activities:
Distributions Paid to Partners	(195,441)	(2,176,971)

Net Increase (Decrease) in Cash	(125,163)	(529,664)

Cash, beginning of period	684,674	1,252,742

Cash, end of period	$559,511	$723,078

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$1,264	$3,830,235	$3,831,499	20,165.79

Distributions Declared	(15,435)	(1,528,100)	(1,543,535)

Net Income	18,390	451,133	469,523

Balance, September 30, 2012	$4,219	$2,753,268	$2,757,487	20,165.79

Balance, December 31, 2012	$4,162	$2,436,775	$2,440,937	20,165.79

Distributions Declared	(1,933)	(191,294)	(193,227)

Net Income	249	24,624	24,873

Balance, September 30, 2013	$2,478	$2,270,105	$2,272,583	20,165.79

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

(5)  Discontinued Operations –

In February 2012, the Partnership entered into an agreement to sell its 50% interest in the Biaggi’s restaurant in Fort Wayne, Indiana to an unrelated third party.  On March 29, 2012, the sale closed with the Partnership receiving net proceeds of $1,566,807, which resulted in a net gain of $435,702.  At the time of sale, the cost and related accumulated depreciation was $1,379,347 and $248,242, respectively.

During 2012, the Partnership decided to sell its 28% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent is $25,446.  The owners will have the right to replace Champps with a new tenant by giving 60 days’ notice to vacate the premises.  Champps will have the right to match the terms of the new lease and remain in the premises.  The Partnership anticipates that it will sell the property within the next 12 months.

Based on its long-lived asset valuation analysis, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $264,277 was recognized, which was the difference between the carrying value at December 31, 2012 of $731,277 and the estimated fair value of $467,000.  The charge was recorded against the cost of the land and building.  At September 30, 2013 and December 31, 2012, the property was classified as Real Estate Held for Sale.

During the first nine months of 2013 and 2012, the Partnership distributed net sale proceeds of $140,190 and $1,466,294 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.88 and $71.99 per Limited Partnership Unit, respectively.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Rental Income	$6,361	$17,188	$40,373	$72,973
Property Management Expenses	(678)	(280)	(1,032)	(462)
Depreciation	0	(5,029)	0	(15,256)
Gain on Disposal of Real Estate	0	0	0	435,702
Income from Discontinued Operations	$5,683	$11,879	$39,341	$492,957

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

At September 30, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

Results of Operations

For the nine months ended September 30, 2013 and 2012, the Partnership recognized rental income from continuing operations of $85,694 and $84,450 respectively.  Based on the scheduled rent for the properties owned as of October 31, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $114,000 in both 2013 and 2014.

For the nine months ended September 30, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $54,738 and $62,852, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  As the Partnership’s asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,584 and $20,614, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2013 and 2012, the Partnership recognized interest income of $1,324 and $3,746, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2013, the Partnership recognized income from discontinued operations of $39,341, representing rental income less property management expenses.  For the nine months ended September 30, 2012, the Partnership recognized income from discontinued operations of $492,957, representing rental income less property management expenses and depreciation of $57,255 and gain on disposal of real estate of $435,702.

In February 2012, the Partnership entered into an agreement to sell its 50% interest in the Biaggi’s restaurant in Fort Wayne, Indiana to an unrelated third party.  On March 29, 2012, the sale closed with the Partnership receiving net proceeds of $1,566,807, which resulted in a net gain of $435,702.  At the time of sale, the cost and related accumulated depreciation was $1,379,347 and $248,242, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2012, the Partnership decided to sell its 28% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In February 2013, Champps Operating Corporation, the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent is $25,446.  The owners will have the right to replace Champps with a new tenant by giving 60 days’ notice to vacate the premises.  Champps will have the right to match the terms of the new lease and remain in the premises.  The Partnership anticipates that it will sell the property within the next 12 months.

Based on its long-lived asset valuation analysis, the Partnership determined the Champps restaurant was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $264,277 was recognized, which was the difference between the carrying value at December 31, 2012 of $731,277 and the estimated fair value of $467,000.  The charge was recorded against the cost of the land and building.  At September 30, 2013 and December 31, 2012, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2013, the Partnership’s cash balances decreased $125,163 as a result of distributions paid to the Partners in excess of cash generated from operating activities.  During the nine months ended September 30, 2012, the Partnership’s cash balances decreased $529,664 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

Net cash provided by operating activities decreased from $80,500 in 2012 to $70,278 in 2013 as a result of a decrease in total rental and interest income in 2013, which was partially offset by a decrease in Partnership administration and property management expenses in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the nine months ended September 30, 2012, the Partnership generated cash flow from the sale of real estate of $1,566,807.

The Partnership's primary use of cash flow is distribution payments to Partners.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

For the nine months ended September 30, 2013 and 2012, the Partnership declared distributions of $193,227 and $1,543,535, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $191,294 and $1,528,100 and the General Partners received distributions of $1,933 and $15,435 for the periods, respectively.  In June 2012, the Partnership declared a special distribution of net sale proceeds of $1,313,131.  In 2013, regular distributions were declared on a capital balance that was reduced by the special distribution of net sale proceeds in 2012.  As a result of these two factors, distributions declared in 2013 were lower than distributions declared in 2012.  In December 2011, the Partnership declared a special distribution of net sale proceeds of $606,061, which was paid in the first week of January 2012.  Distributions paid in 2012 were higher than distributions paid in 2013 as a result of these two special distributions.

During the first nine months of 2013 and 2012, the Partnership distributed net sale proceeds of $140,190 and $1,466,294 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.88 and $71.99 per Limited Partnership Unit, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2013	AEI Net Lease Income & Growth Fund XIX
Limited Partnership
	By:	AEI Fund Management XIX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)