Form 10-K
period 2013-12-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2014-03-31
CIK 868740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2013

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
☐ Yes    ☒ No

As of June 30, 2013, there were 20,160.668 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,160,668.

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

Before the end of 2014, the Managing General Partner anticipates that it will mail a proxy statement to the Limited Partners that will allow them to vote to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 12 months.

ITEM 1.  BUSINESS.  (Continued)

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases.  The properties are leased to tenants under triple net leases, classified as operating leases.  Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  At the time the properties were acquired, the remaining primary lease term varied from 15 to 20 years.  The leases provide the tenants with two to three five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2010, the Partnership owned a significant interest in four properties and a minor interest in two properties with a total cost of $4,812,879.  During the years ended December 31, 2011 and 2012, the Partnership sold three property interests and received net sale proceeds of $854,844 and $1,566,807, which resulted in net gains of $132,756 and $435,702, respectively.  As of December 31, 2013, the Partnership owned a significant interest in two properties and a minor interest in one property with a total cost of $2,273,018.

Major Tenants

During 2013, two tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants in aggregate contributed 98% of total rental income in 2013.  It is anticipated that, based on minimum rental payments required under the leases, the tenant of the Advance Auto Parts store will continue to contribute more than ten percent of rental income in 2014.  The tenant of the Champps Americana restaurant will not continue to be a major tenant as they terminated the lease in a bankruptcy filing in February 2014.  Any failure of a major tenant could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.

Investment Objectives

The Partnership's investment objectives were to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations which may increase through rent participation clauses or mandated rent increases; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale.  The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property.  However, to the extent possible, the General Partners attempted to diversify the properties by tenant and geographic location.

Description of Properties

The Partnership's properties are commercial, single tenant buildings.  The properties were acquired on a debt-free basis and are leased to tenants under triple net leases, classified as operating leases.  The only exception is under the Lease for the Advance Auto Parts store, the Partnership is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility.  The Partnership holds an undivided fee simple interest in the properties.

The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate.  Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property.  At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties.  In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property.  The Partnership's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2013.
Property	Purchase Date	Original Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

U-Like Buffet Restaurant Tucson, AZ (2.2074%)	6/16/93	$28,418	Concordia Management LLC	$3,049	$14.37

Champps Americana Restaurant Utica, MI (28%)	2/12/02	$963,874	Champps Operating Corporation	$25,446	$10.59

Advance Auto Parts Store Harlingen, TX	2/17/06	$1,600,003	Advance Stores Company, Inc.	$111,210	$16.43

ITEM 2.  PROPERTIES.  (Continued)

The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties.  The remaining interests in the Champps Americana restaurant are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties.  The remaining interests in the U-Like Buffet restaurant are owned by unrelated third parties.

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

At December 31, 2013, all properties listed above were 100% occupied.  The tenant of the Champps Americana restaurant terminated the lease in a bankruptcy filing in February 2014.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2013, there were 1,445 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $2,562 and $16,086 were made to the General Partners and $253,598 and $1,592,595 were made to the Limited Partners for 2013 and 2012, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $186,069 and $1,489,110 in 2013 and 2012, respectively.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during September of each year.  The purchase price of the Units is based on a formula specified in the Partnership Agreement.  Beginning in 2009, the formula resulted in a purchase price equal to zero.  Therefore, the Partnership will no longer purchase Units under this plan.  During the last three months of 2013, the Partnership did not purchase any Units by any other arrangement.

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

Properties are carried at original cost, less accumulated depreciation and amortization.  The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

For the years ended December 31, 2013 and 2012, the Partnership recognized rental income from continuing operations of $114,259 and $112,563 respectively.  Based on the scheduled rent for the properties owned as of February 28, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $114,000 in 2014.

For the years ended December 31, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $71,259 and $78,142, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  As the Partnership’s asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $21,714 and $23,839, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2013 and 2012, the Partnership recognized interest income of $1,694 and $4,257, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2013, the Partnership recognized a loss from discontinued operations of $9,769, representing a real estate impairment of $55,000, which was partially offset by rental income less property management expenses of $45,231.  For the year ended December 31, 2012, the Partnership recognized income from discontinued operations of $240,831, representing rental income less property management expenses and depreciation of $69,406 and gain on disposal of real estate of $435,702, which were partially offset by a real estate impairment of $264,277.

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

During 2012, the Partnership decided to sell its 28% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In February 2013, Champps Operating Corporation (“Champps’), the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent was $25,446.  Based on its long-lived asset valuation analysis, the Partnership determined the property was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $264,277 was recognized, which was the difference between the carrying value at December 31, 2012 of $731,277 and the estimated fair value of $467,000.

On December 15, 2013, Champps filed for Chapter 11 bankruptcy reorganization.  In February 2014, Champps closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the owners.  The owners listed the property for sale or lease with a real estate broker in the Utica area.  While the property is vacant, the Partnership is responsible for its 28% share of real estate taxes and other costs associated with maintaining the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $55,000 to decrease the carrying value to the estimated fair value of $412,000 as of December 31, 2013.  The charge was recorded against the cost of the land and building.  Even if the property is leased to a new tenant, the Partnership anticipates that it will sell the property within the next 12 months.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Previously, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties.  As a result, the Partnership's rental income and operating income will decrease in the future as the Partnership sells its remaining properties.

Management believes inflation has not significantly affected income from operations.  Inflation may cause the real estate to appreciate in value.  However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

During the year ended December 31, 2013, the Partnership’s cash balances decreased $189,692 as a result of distributions paid to the Partners in excess of cash generated from operating activities.  During the year ended December 31, 2012, the Partnership’s cash balances decreased $568,068 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

Net cash provided by operating activities decreased from $107,242 in 2012 to $68,682 in 2013 as a result of a decrease in total rental and interest income in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2013.

During the year ended December 31, 2012, the Partnership generated cash flow from the sale of real estate of $1,566,807.

The Partnership's primary use of cash flow is distribution payments to Partners.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

For the years ended December 31, 2013 and 2012, the Partnership declared distributions of $256,160 and $1,608,681, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $253,598 and $1,592,595 and the General Partners received distributions of $2,562 and $16,086 for the years, respectively.  In June 2012, the Partnership declared a special distribution of net sale proceeds of $1,313,131.  In 2013, regular distributions were declared on a capital balance that was reduced by the special distribution of net sale proceeds in 2012.  As a result of these two factors, distributions declared in 2013 were lower than distributions declared in 2012.  In December 2011, the Partnership declared a special distribution of net sale proceeds of $606,061, which was paid in the first week of January 2012.  Distributions paid in 2012 were higher than distributions paid in 2013 as a result of these two special distributions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $187,948 and $1,504,152 in 2013 and 2012, respectively.  The Limited Partners received distributions of $186,069 and $1,489,110 and the General Partners received distributions of $1,879 and $15,042 for the years, respectively.  The Limited Partners' distributions represented $9.22 and $73.85 per Unit for the years, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP

INDEX

Page

Report of Independent Registered Public Accounting Firm	12

Balance Sheet as of December 31, 2013 and 2012	13

Statements for the Years Ended December 31, 2013 and 2012:

Operations	14

Cash Flows	15

Changes in Partners’ Capital	16

Notes to Financial Statements	17 – 26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Net Lease Income & Growth Fund XIX Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Net Lease Income & Growth Fund XIX Limited Partnership (a Minnesota limited partnership) as of December 31, 2013 and 2012, and the related statements of operations, cash flows and changes in partners' capital for each of the years then ended.  The Partnership's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Net Lease Income & Growth Fund XIX Limited Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 28, 2014

 AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2013	2012
Current Assets:
Cash	$494,982	$684,674

Real Estate Held for Investment:
Land	501,902	501,902
Buildings and Equipment	1,126,519	1,126,519
Accumulated Depreciation	(301,248)	(263,697)
Real Estate Held for Investment, Net	1,327,173	1,364,724
Real Estate Held for Sale	412,000	467,000
Total Real Estate	1,739,173	1,831,724
Total Assets	$2,234,155	$2,516,398

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$10,785	$10,314
Distributions Payable	62,933	65,147
Total Current Liabilities	73,718	75,461

Partners’ Capital:
General Partners	807	4,162
Limited Partners – 30,000 Units authorized; 20,166 Units issued and outstanding	2,159,630	2,436,775
Total Partners' Capital	2,160,437	2,440,937
Total Liabilities and Partners' Capital	$2,234,155	$2,516,398

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF OPERATIONS

	Year Ended December 31
	2013	2012

Rental Income	$114,259	$112,563

Expenses:
Partnership Administration – Affiliates	71,259	78,142
Partnership Administration and Property Management – Unrelated Parties	21,714	23,839
Depreciation	37,551	37,551
Total Expenses	130,524	139,532

Operating Loss	(16,265)	(26,969)

Other Income:
Interest Income	1,694	4,257

Loss from Continuing Operations	(14,571)	(22,712)

Income (Loss) from Discontinued Operations	(9,769)	240,831

Net Income (Loss)	$(24,340)	$218,119

Net Income (Loss) Allocated:
General Partners	$(793)	$18,984
Limited Partners	(23,547)	199,135
Total	$(24,340)	$218,119

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$(.72)	$(1.11)
Discontinued Operations	(.45)	10.98
Total – Basic and Diluted	$(1.17)	$9.87

Weighted Average Units Outstanding – Basic and Diluted	20,166	20,166

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Year Ended December 31
	2013	2012

Cash Flows from Operating Activities:
Net Income (Loss)	$(24,340)	$218,119

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation	37,551	57,836
Real Estate Impairment	55,000	264,277
Gain on Sale of Real Estate	0	(435,702)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	471	2,712
Total Adjustments	93,022	(110,877)
Net Cash Provided By Operating Activities	68,682	107,242

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	1,566,807

Cash Flows from Financing Activities:
Distributions Paid to Partners	(258,374)	(2,242,117)

Net Increase (Decrease) in Cash	(189,692)	(568,068)

Cash, beginning of year	684,674	1,252,742

Cash, end of year	$494,982	$684,674

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$1,264	$3,830,235	$3,831,499	20,165.79

Distributions Declared	(16,086)	(1,592,595)	(1,608,681)

Net Income	18,984	199,135	218,119

Balance, December 31, 2012	4,162	2,436,775	2,440,937	20,165.79

Distributions Declared	(2,562)	(253,598)	(256,160)

Net Loss	(793)	(23,547)	(24,340)

Balance, December 31, 2013	$807	$2,159,630	$2,160,437	20,165.79

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2010, and with few exceptions, is no longer subject to state tax examinations for tax years before 2010.

Revenue Recognition

The Partnership's real estate is leased under triple net leases, classified as operating leases.  The leases provide for base annual rental payments payable in monthly installments.  The Partnership recognizes rental income according to the terms of the individual leases.  For leases that contain stated rental increases, the increases are recognized in the year in which they are effective.  Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

Real Estate

Properties are carried at original cost, less accumulated depreciation and amortization.  The Partnership tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.  For properties held for sale, the Partnership determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

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

The Partnership’s properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2013 and 2012.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

At December 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

The Champps restaurant in Utica, Michigan, with a carrying amount of $731,277 at December 31, 2012, was written down to its estimated fair value of $467,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $264,277 was included in earnings for the fourth quarter of 2012.  At December 31, 2013, after completing our long-lived asset valuation analysis, the property was further written down to $412,000, its estimated fair value at that date.  The resulting impairment charge of $55,000 was included in earnings for the fourth quarter of 2013.  In both instances, the fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2013 and 2012.

Reportable Segments

The Partnership invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Partnership evaluates operating performance on an overall portfolio basis.  Therefore, the Partnership’s properties are classified as one reportable segment.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

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

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2013	2012

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$71,259	$78,142

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $1,504 and $469 of expenses related to Discontinued Operations in 2013 and 2012, respectively.	$23,218	$24,308

c.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$0	$19,801

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4)  Real Estate Held for Investment –

The Partnership leases its properties to tenants under triple net leases, classified as operating leases.  Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  The only exception is under the Lease for the Advance Auto Parts store, the Partnership is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility.  At the time the properties were acquired, the remaining primary lease term varied from 15 to 20 years.  The leases provide the tenants with two to three five-year renewal options subject to the same terms and conditions as the primary term.

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2013 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

U-Like Buffet, Tucson, AZ	$15,314	$13,104	$28,418	$8,975
Advance Auto Parts, Harlingen, TX	486,588	1,113,415	1,600,003	292,273
	$501,902	$1,126,519	$1,628,421	$301,248

The Partnership owns a 2.2074% interest in a U-Like Buffet restaurant.  The remaining interest in this property is owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

For properties owned as of December 31, 2013, the minimum future rent payments required by the leases are as follows:
2014	$139,705
2015	145,086
2016	151,931
2017	151,931
2018	151,931
Thereafter	286,732
$1,027,316

There were no contingent rents recognized in 2013 and 2012.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2013	2012

Advance Stores Company, Inc.	Retail	$111,210	$111,210
Champps Operating Corporation	Restaurant	46,735	68,749
Biaggi’s Ristorante Italiano, LLC	Restaurant	N/A	21,411
Aggregate rental income of major tenants		$157,945	$201,370
Aggregate rental income of major tenants as a percentage of total rental income		98%	99%

(6)  Discontinued Operations –

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

During 2012, the Partnership decided to sell its 28% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In February 2013, Champps Operating Corporation (“Champps’), the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent was $25,446.  Based on its long-lived asset valuation analysis, the Partnership determined the property was impaired.  As a result, in the fourth quarter of 2012, a charge to discontinued operations for real estate impairment of $264,277 was recognized, which was the difference between the carrying value at December 31, 2012 of $731,277 and the estimated fair value of $467,000.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(6)  Discontinued Operations – (Continued)

On December 15, 2013, Champps filed for Chapter 11 bankruptcy reorganization.  In February 2014, Champps closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the owners.  The owners listed the property for sale or lease with a real estate broker in the Utica area.  While the property is vacant, the Partnership is responsible for its 28% share of real estate taxes and other costs associated with maintaining the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $55,000 to decrease the carrying value to the estimated fair value of $412,000 as of December 31, 2013.  The charge was recorded against the cost of the land and building.  Even if the property is leased to a new tenant, the Partnership anticipates that it will sell the property within the next 12 months.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2013	2012

Rental Income	$46,735	$90,160
Property Management Expenses	(1,504)	(469)
Depreciation	0	(20,285)
Real Estate Impairment	(55,000)	(264,277)
Gain on Disposal of Real Estate	0	435,702
Income (Loss) from Discontinued Operations	$(9,769)	$240,831

(7)  Partners' Capital –

For the years ended December 31, 2013 and 2012, the Partnership declared distributions of $256,160 and $1,608,681, respectively.  The Limited Partners received distributions of $253,598 and $1,592,595 and the General Partners received distributions of $2,562 and $16,086 for the years, respectively.  The Limited Partners' distributions represented $12.58 and $78.97 per Limited Partnership Unit outstanding in 2013 and 2012, respectively, using 20,166 weighted average Units for both years.  The distributions represented $0 and $9.87 per Unit of Net Income and $12.58 and $69.10 per Unit of return of capital in 2013 and 2012, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $187,948 and $1,504,152 in 2013 and 2012, respectively.  The Limited Partners received distributions of $186,069 and $1,489,110 and the General Partners received distributions of $1,879 and $15,042 for the years, respectively.  The Limited Partners' distributions represented $9.22 and $73.85 per Unit for the years, respectively.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2013	2012

Net Income (Loss) for Financial Reporting Purposes	$(24,340)	$218,119

Depreciation for Tax Purposes Under (Over) Depreciation for Financial Reporting Purposes	(8,326)	7,323

Real Estate Impairment Loss Not Recognized for Tax Purposes	55,000	264,277

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	0	(55,581)
Taxable Income to Partners	$22,334	$434,138

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2013	2012

Partners' Capital for Financial Reporting Purposes	$2,160,437	$2,440,937

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	406,689	360,015

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	1,435	1,435

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	854	854

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	3,012,278	3,012,278
Partners' Capital for Tax Reporting Purposes	$5,581,693	$5,815,519

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 69, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in September, 1990, and has been elected to continue in these positions until December 2014.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 54, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2014.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2013.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2013 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2014:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2013 and 2012.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid, (iii) any real estate commission allowed by the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners.  The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation.  As of December 31, 2013, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2013.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (September 14, 1990) To December 31, 2013

AEI Securities, Inc.	Selling Commissions equal to 7% of proceeds plus a 3% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$2,115,193

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$903,786

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$793,888

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$4,535,371

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$1,498,823

General Partners	1% of Net Cash Flow in any fiscal year until the Limited Partners have received annual, non-cumulative distributions of Net Cash Flow equal to 10% of their Adjusted Capital Contributions and 10% of any remaining Net Cash Flow in such fiscal year.	$264,557

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 12% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$206,856

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2013 and 2012:

Fee Category	2013	2012

Audit Fees	$10,720	$10,509
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$10,720	$10,509

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay PLLP in connection with statutory and regulatory filings or engagements.

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

Policy for Preapproval of Audit and Permissible Non-Audit Services

Before the Independent Registered Public Accounting Firm is engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership’s audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) A list of the financial statements contained herein is set forth on page 11.

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

AEI NET LEASE INCOME & GROWTH FUND XIX
Limited Partnership
	By:	AEI Fund Management XIX, Inc.
Its Managing General Partner

March 28, 2014	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2014
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2014
Patrick W. Keene	(Principal Accounting Officer)