Form 10-Q
period 2014-03-31
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2014-05-14
CIK 868740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of March 31, 2014 and December 31, 2013	3

	Statements for the Three Months ended March 31, 2014 and 2013:

	Operations	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$440,151	$494,982

Real Estate Held for Investment:
Land	501,902	501,902
Buildings and Equipment	1,126,519	1,126,519
Accumulated Depreciation	(310,636)	(301,248)
Real Estate Held for Investment, Net	1,317,785	1,327,173
Real Estate Held for Sale	412,000	412,000
Total Real Estate	1,729,785	1,739,173
Total Assets	$2,169,936	$2,234,155

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$7,033	$10,785
Distributions Payable	37,072	62,933
Unearned Rent	9,268	0
Total Current Liabilities	53,373	73,718

Partners’ Capital:
General Partners	369	807
Limited Partners – 30,000 Units authorized; 20,166 Units issued and outstanding	2,116,194	2,159,630
Total Partners' Capital	2,116,563	2,160,437
Total Liabilities and Partners' Capital	$2,169,936	$2,234,155

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended March 31
	2014	2013

Rental Income	$28,565	$28,565

Expenses:
Partnership Administration – Affiliates	20,371	20,507
Partnership Administration and Property Management – Unrelated Parties	6,841	6,021
Depreciation	9,388	9,388
Total Expenses	36,600	35,916

Operating Loss	(8,035)	(7,351)

Other Income:
Interest Income	335	472

Loss from Continuing Operations	(7,700)	(6,879)

Income from Discontinued Operations	898	20,954

Net Income (Loss)	$(6,802)	$14,075

Net Income (Loss) Allocated:
General Partners	$(68)	$141
Limited Partners	(6,734)	13,934
Total	$(6,802)	$14,075

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$(.38)	$(.34)
Discontinued Operations	.05	1.03
Total – Basic and Diluted	$(.33)	$.69

Weighted Average Units Outstanding – Basic and Diluted	20,166	20,166

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2014	2013
Cash Flows from Operating Activities:
Net Income (Loss)	$(6,802)	$14,075

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation	9,388	9,388
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(3,752)	4,127
Increase (Decrease) in Unearned Rent	9,268	9,268
Total Adjustments	14,904	22,783
Net Cash Provided By Operating Activities	8,102	36,858

Cash Flows from Financing Activities:
Distributions Paid to Partners	(62,933)	(65,147)

Net Increase (Decrease) in Cash	(54,831)	(28,289)

Cash, beginning of period	494,982	684,674

Cash, end of period	$440,151	$656,385

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$4,162	$2,436,775	$2,440,937	20,165.79

Distributions Declared	(652)	(64,495)	(65,147)

Net Income	141	13,934	14,075

Balance, March 31, 2013	$3,651	$2,386,214	$2,389,865	20,165.79

Balance, December 31, 2013	$807	$2,159,630	$2,160,437	20,165.79

Distributions Declared	(370)	(36,702)	(37,072)

Net Loss	(68)	(6,734)	(6,802)

Balance, March 31, 2014	$369	$2,116,194	$2,116,563	20,165.79

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

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

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3) Recently Adopted Accounting Standards -

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This topic amends the requirements for reporting discontinued operations.  The disposal of a component must represent a strategic shift that will have a major effect on the Partnership’s operations and financial results in order to be reported as discontinued operations, and require certain additional interim and annual disclosures.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2014 with early adoption permitted.  The Partnership has early adopted this standard effective January 1, 2014 and has applied the provisions prospectively.  As a result, the Partnership anticipates that properties will not be considered discontinued operations when the properties are sold after January 1, 2014, with the exception of properties that were classified as Real Estate Held for Sale at December 31, 2013.

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

Based on its long-lived asset valuation analysis, the Partnership determined the Champps property was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $55,000 was recognized, which was the difference between the carrying value at December 31, 2013 of $467,000 and the estimated fair value of $412,000.  The charge was recorded against the cost of the land and building.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations – (Continued)

In April 2014, the Partnership and the other co-owners of the Champps property received a non-binding letter of intent for the purchase of the property from an unrelated third party.  The sale is subject to contingencies, including negotiating a written purchase agreement, and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $457,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

During the first three months of 2014 and 2013, the Partnership distributed net sale proceeds of $34,486 and $41,684, respectively.  The Limited Partners received distributions of $34,141 and $41,267 and the General Partners received distributions of $345 and $417 for the periods, respectively.  The Limited Partners’ distributions represented $1.69 and $2.05 per Unit for the periods, respectively.

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2014	2013

Rental Income	$4,241	$21,110
Property Management Expenses	(3,343)	(156)
Depreciation	0	0
Gain on Disposal of Real Estate	0	0
Income from Discontinued Operations	$898	$20,954

	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$898	$20,954

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

At March 31, 2014 and December 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.  The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2013.

The Champps restaurant in Utica, Michigan, with a carrying amount of $467,000 at December 31, 2013, was written down to its estimated fair value of $412,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $55,000 was included in earnings for the fourth quarter of 2013.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  The preparation of the Partnership’s financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

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

Results of Operations

For the three months ended March 31, 2014 and 2013, the Partnership recognized rental income from continuing operations of $28,565 for both periods.  Based on the scheduled rent for the properties owned as of April 30, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $114,000 in 2014.

For the three months ended March 31, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $20,371 and $20,507, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,841 and $6,021, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2014 and 2013, the Partnership recognized interest income of $335 and $472, respectively.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This topic amends the requirements for reporting discontinued operations.  The Partnership has early adopted this standard effective January 1, 2014 and has applied the provisions prospectively.  As a result, the Partnership anticipates that properties will not be considered discontinued operations when the properties are sold after January 1, 2014, with the exception of properties that were classified as Real Estate Held for Sale at December 31, 2013.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2014 and 2013, the Partnership recognized income from discontinued operations of $898 and $20,954, respectively, representing rental income less property management expenses.

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

Based on its long-lived asset valuation analysis, the Partnership determined the Champps property was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $55,000 was recognized, which was the difference between the carrying value at December 31, 2013 of $467,000 and the estimated fair value of $412,000.  The charge was recorded against the cost of the land and building.

In April 2014, the Partnership and the other co-owners of the Champps property received a non-binding letter of intent for the purchase of the property from an unrelated third party.  The sale is subject to contingencies, including negotiating a written purchase agreement, and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $457,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

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

Liquidity and Capital Resources

During the three months ended March 31, 2014 and 2013, the Partnership’s cash balances decreased $54,831 and $28,289 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $36,858 in 2013 to $8,102 in 2014 as a result of a decrease in total rental and interest income in 2014, an increase in Partnership administration and property management expenses in 2014 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The Partnership's primary use of cash flow is distribution payments to Partners.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

For the three months ended March 31, 2014 and 2013, the Partnership declared distributions of $37,072 and $65,147, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $36,702 and $64,495 and the General Partners received distributions of $370 and $652 for the periods, respectively.  In 2014, distributions declared were lower due to a decrease in the distribution rate per Unit effective January 1, 2014.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $34,486 and $41,684 in 2014 and 2013, respectively.  The Limited Partners received distributions of $34,141 and $41,267 and the General Partners received distributions of $345 and $417 for the periods, respectively.  The Limited Partners' distributions represented $1.69 and $2.05 per Unit for the periods, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) During the period covered by this report, the Partnership did not purchase any Units from Limited Partners.

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

Dated: May 14, 2014	AEI Net Lease Income & Growth Fund XIX
Limited Partnership
	By:	AEI Fund Management XIX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)