Form 10-Q
period 2014-06-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2014-08-13
CIK 868740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of June 30, 2014 and December 31, 2013	3

	Statements for the Periods ended June 30, 2014 and 2013:

	Operations	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$386,393	$494,982
Prepaid Expenses	5,543	0
Total Current Assets	391,936	494,982

Real Estate Held for Investment:
Land	501,902	501,902
Buildings and Equipment	1,126,519	1,126,519
Accumulated Depreciation	(320,024)	(301,248)
Real Estate Held for Investment, Net	1,308,397	1,327,173
Real Estate Held for Sale	412,000	412,000
Total Real Estate	1,720,397	1,739,173
Total Assets	$2,112,333	$2,234,155

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$628	$10,785
Distributions Payable	37,072	62,933
Unearned Rent	9,268	0
Total Current Liabilities	46,968	73,718

Partners’ Capital (Deficit):
General Partners	(353)	807
Limited Partners – 30,000 Units authorized; 20,166 Units issued and outstanding	2,065,718	2,159,630
Total Partners' Capital	2,065,365	2,160,437
Total Liabilities and Partners' Capital	$2,112,333	$2,234,155

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Rental Income	$28,564	$28,564	$57,129	$57,129

Expenses:
Partnership Administration – Affiliates	19,431	17,045	39,802	37,552
Partnership Administration and Property Management – Unrelated Parties	8,331	9,263	15,172	15,284
Depreciation	9,388	9,388	18,776	18,776
Total Expenses	37,150	35,696	73,750	71,612

Operating Loss	(8,586)	(7,132)	(16,621)	(14,483)

Other Income:
Interest Income	300	442	635	914

Loss from Continuing Operations	(8,286)	(6,690)	(15,986)	(13,569)

Income (Loss) from Discontinued Operations	(5,840)	12,704	(4,942)	33,658

Net Income (Loss)	$(14,126)	$6,014	$(20,928)	$20,089

Net Income (Loss) Allocated:
General Partners	$(351)	$60	$(419)	$201
Limited Partners	(13,775)	5,954	(20,509)	19,888
Total	$(14,126)	$6,014	$(20,928)	$20,089

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$(.40)	$(.33)	$(.78)	$(.67)
Discontinued Operations	(.28)	.63	(.24)	1.66
Total – Basic and Diluted	$(.68)	$.30	$(1.02)	$.99

Weighted Average Units Outstanding – Basic and Diluted	20,166	20,166	20,166	20,166

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2014	2013
Cash Flows from Operating Activities:
Net Income (Loss)	$(20,928)	$20,089

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	18,776	18,776
Increase in Prepaid Expenses	(5,543)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(10,157)	(5,454)
Increase (Decrease) in Unearned Rent	9,268	9,268
Total Adjustments	12,344	22,590
Net Cash Provided By (Used For) Operating Activities	(8,584)	42,679

Cash Flows from Financing Activities:
Distributions Paid to Partners	(100,005)	(130,294)

Net Increase (Decrease) in Cash	(108,589)	(87,615)

Cash, beginning of period	494,982	684,674

Cash, end of period	$386,393	$597,059

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$4,162	$2,436,775	$2,440,937	20,165.79

Distributions Declared	(1,303)	(128,991)	(130,294)

Net Income	201	19,888	20,089

Balance, June 30, 2013	$3,060	$2,327,672	$2,330,732	20,165.79

Balance, December 31, 2013	$807	$2,159,630	$2,160,437	20,165.79

Distributions Declared	(741)	(73,403)	(74,144)

Net Loss	(419)	(20,509)	(20,928)

Balance, June 30, 2014	$(353)	$2,065,718	$2,065,365	20,165.79

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014
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

In July 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.  If a majority of the outstanding Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership.  The Managing General Partner anticipates the liquidation would occur within the next 6-12 months.

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

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations – (Continued)

In June 2014, the Partnership and the other co-owners of the Champps property entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $450,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

During the first six months of 2014 and 2013, the Partnership distributed net sale proceeds of $71,559 and $91,428, respectively.  The Limited Partners received distributions of $70,843 and $90,514 and the General Partners received distributions of $716 and $914 for the periods, respectively.  The Limited Partners’ distributions represented $3.51 and $4.49 per Unit for the periods, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Rental Income	$0	$12,902	$4,241	$34,012
Property Management Expenses	(5,840)	(198)	(9,183)	(354)
Income (Loss) from Discontinued Operations	$(5,840)	$12,704	$(4,942)	$33,658

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$(5,840)	$12,704	$(4,942)	$33,658

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

At June 30, 2014 and December 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.  The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2013.

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

Results of Operations

For the six months ended June 30, 2014 and 2013, the Partnership recognized rental income from continuing operations of $57,129 for both periods.  Based on the scheduled rent for the properties owned as of July 31, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $114,000 in 2014.

For the six months ended June 30, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $39,802 and $37,552, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,172 and $15,284, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2014 and 2013, the Partnership recognized interest income of $635 and $914, respectively.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2014, the Partnership recognized a loss from discontinued operations of $4,942, representing rental income less property management expenses.  For the six months ended June 30, 2013, the Partnership recognized income from discontinued operations of $33,658, representing rental income less property management expenses.

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

In June 2014, the Partnership and the other co-owners of the Champps property entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $450,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

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

Liquidity and Capital Resources

In July 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.  If a majority of the outstanding Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership.  The Managing General Partner anticipates the liquidation would occur within the next 6-12 months.

During the six months ended June 30, 2014 and 2013, the Partnership’s cash balances decreased $108,589 and $87,615 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $42,679 in 2013 to ($8,584) in 2014 as a result of a decrease in total rental and interest income in 2014, an increase in Partnership administration and property management expenses in 2014 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The Partnership's primary use of cash flow is distribution payments to Partners.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

For the six months ended June 30, 2014 and 2013, the Partnership declared distributions of $74,144 and $130,294, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $73,403 and $128,991 and the General Partners received distributions of $741 and $1,303 for the periods, respectively.  The loss of rent and increased expenses related to the Champps Americana restaurant caused the Partnership’s cash flow to decrease. As a result, effective January 1, 2014, the distribution rate per Unit was decreased and distributions declared were lower in 2014.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $71,559 and $91,428 in 2014 and 2013, respectively.  The Limited Partners received distributions of $70,843 and $90,514 and the General Partners received distributions of $716 and $914 for the periods, respectively.  The Limited Partners' distributions represented $3.51 and $4.49 per Unit for the periods, respectively.

The continuing rent payments from the properties, together with the Partnership's cash reserve and cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 12, 2014	AEI Net Lease Income & Growth Fund XIX
Limited Partnership
	By:	AEI Fund Management XIX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)