Form 10-Q
period 2014-09-30
AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
filed 2014-11-12
CIK 868740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of September 30, 2014 and December 31, 2013	3

	Statements for the Periods ended September 30, 2014 and 2013:

	Operations	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		17

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$815,644	$494,982

Real Estate Held for Investment:
Land	15,314	501,902
Buildings and Equipment	13,104	1,126,519
Accumulated Depreciation	(9,302)	(301,248)
Real Estate Held for Investment, Net	19,116	1,327,173
Real Estate Held for Sale	1,131,000	412,000
Total Real Estate	1,150,116	1,739,173
Total Assets	$1,965,760	$2,234,155

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$20,703	$10,785
Distributions Payable	37,072	62,933
Unearned Rent	9,268	0
Total Current Liabilities	67,043	73,718

Partners’ Capital:
General Partners	322	807
Limited Partners – 30,000 Units authorized; 20,166 Units issued and outstanding	1,898,395	2,159,630
Total Partners' Capital	1,898,717	2,160,437
Total Liabilities and Partners' Capital	$1,965,760	$2,234,155

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Rental Income	$28,565	$28,565	$85,694	$85,694

Expenses:
Partnership Administration – Affiliates	23,413	17,186	63,215	54,738
Partnership Administration and Property Management – Unrelated Parties	8,161	3,300	23,333	18,584
Depreciation	9,388	9,388	28,164	28,164
Real Estate Impairment	148,893	0	148,893	0
Total Expenses	189,855	29,874	263,605	101,486

Operating Loss	(161,290)	(1,309)	(177,911)	(15,792)

Other Income:
Interest Income	402	410	1,037	1,324

Loss from Continuing Operations	(160,888)	(899)	(176,874)	(14,468)

Income from Discontinued Operations	31,312	5,683	26,370	39,341

Net Income (Loss)	$(129,576)	$4,784	$(150,504)	$24,873

Net Income (Loss) Allocated:
General Partners	$1,045	$48	$626	$249
Limited Partners	(130,621)	4,736	(151,130)	24,624
Total	$(129,576)	$4,784	$(150,504)	$24,873

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$(7.82)	$(.04)	$(8.60)	$(.71)
Discontinued Operations	1.34	.27	1.11	1.93
Total – Basic and Diluted	$(6.48)	$.23	$(7.49)	$1.22

Weighted Average Units Outstanding – Basic and Diluted	20,166	20,166	20,166	20,166

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2014	2013
Cash Flows from Operating Activities:
Net Income (Loss)	$(150,504)	$24,873

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	28,164	28,164
Real Estate Impairment	148,893	0
Gain on Sale of Real Estate	(36,249)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	9,918	7,974
Increase (Decrease) in Unearned Rent	9,268	9,267
Total Adjustments	159,994	45,405
Net Cash Provided By Operating Activities	9,490	70,278

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	448,249	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(137,077)	(195,441)

Net Increase (Decrease) in Cash	320,662	(125,163)

Cash, beginning of period	494,982	684,674

Cash, end of period	$815,644	$559,511

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$4,162	$2,436,775	$2,440,937	20,165.79

Distributions Declared	(1,933)	(191,294)	(193,227)

Net Income	249	24,624	24,873

Balance, September 30, 2013	$2,478	$2,270,105	$2,272,583	20,165.79

Balance, December 31, 2013	$807	$2,159,630	$2,160,437	20,165.79

Distributions Declared	(1,111)	(110,105)	(111,216)

Net Income (Loss)	626	(151,130)	(150,504)

Balance, September 30, 2014	$322	$1,898,395	$1,898,717	20,165.79

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

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

In July 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within the next year.  On August 27, 2014, the proposal was approved with a majority of Units voted in favor of the proposal.  On November 4, 2014, the Individual General Partner signed a resolution consenting to the liquidation of the Fund as required by the Partnership Agreement.  As a result, the Managing General Partner is proceeding with the planned liquidation of the Partnership.  At this time, the General Partner anticipates that it will sell its remaining properties and liquidate prior to December 31, 2014.

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

(4)  Real Estate Held for Investment –

In August 2014, the Partnership decided to sell the Advance Auto Parts store in Harlingen, Texas and classified it as Real Estate Held for Sale.  In October 2014, the Partnership entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $1,131,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

Based on its long-lived asset valuation analysis, the Partnership determined the Advance Auto Parts store was impaired.  As a result, in the third quarter of 2014, a charge to continuing operations for real estate impairment of $148,893 was recognized, which was the difference between the carrying value at September 30, 2014 of $1,279,893 and the estimated fair value of $1,131,000.  The charge was recorded against the cost of the land and building.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations –

During 2012, the Partnership decided to sell its 28% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In February 2013, Champps Operating Corporation (“Champps’), the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent was $25,446.  On December 15, 2013, Champps filed for Chapter 11 bankruptcy reorganization.  In February 2014, Champps closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the owners.  The owners listed the property for sale or lease with a real estate broker in the Utica area.  While the property was vacant, the Partnership was responsible for its 28% share of real estate taxes and other costs associated with maintaining the property.

Based on its long-lived asset valuation analysis, the Partnership determined the Champps property was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $55,000 was recognized, which was the difference between the carrying value at December 31, 2013 of $467,000 and the estimated fair value of $412,000.  The charge was recorded against the cost of the land and building.  In June 2014, the Partnership and the other co-owners of the Champps property entered into an agreement to sell the property to an unrelated third party.  On August 25, 2014, the sale closed with the Partnership receiving net proceeds of $448,249, which resulted in a net gain of $36,249.

During the first nine months of 2014 and 2013, the Partnership distributed net sale proceeds of $108,631 and $140,190, respectively.  The Limited Partners received distributions of $107,545 and $138,788 and the General Partners received distributions of $1,086 and $1,402 for the periods, respectively.  The Limited Partners’ distributions represented $5.33 and $6.88 per Unit for the periods, respectively.

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Rental Income	$0	$6,361	$4,241	$40,373
Property Management Expenses	(4,937)	(678)	(14,120)	(1,032)
Gain on Disposal of Real Estate	36,249	0	36,249	0
Income from Discontinued Operations	$31,312	$5,683	$26,370	$39,341

AEI NET LEASE INCOME & GROWTH FUND XIX LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$(4,937)	$5,683	$(9,879)	$39,341
Investing Activities	$448,249	$0	$448,249	$0

(7)  Fair Value Measurements –

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

At September 30, 2014 and December 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.  The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2014 and 2013.

The Champps restaurant in Utica, Michigan, with a carrying amount of $467,000 at December 31, 2013, was written down to its estimated fair value of $412,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $55,000 was included in earnings for the fourth quarter of 2013.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.  The property was sold on August 25, 2014.

The Advance Auto Parts store in Harlingen, Texas, with a carrying amount of $1,279,893 at September 30, 2014, was written down to its estimated fair value of $1,131,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $148,893 was included in earnings for the third quarter of 2014.  The fair value of the property was based upon a signed purchase agreement, which is considered a Level 3 input in the valuation hierarchy.

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

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP).  The preparation of the Partnership’s financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

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

Results of Operations

For the nine months ended September 30, 2014 and 2013, the Partnership recognized rental income from continuing operations of $85,694 for both periods.

For the nine months ended September 30, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $63,215 and $54,738, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,333 and $18,584, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

In August 2014, the Partnership decided to sell the Advance Auto Parts store in Harlingen, Texas and classified it as Real Estate Held for Sale.  In October 2014, the Partnership entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $1,131,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

Based on its long-lived asset valuation analysis, the Partnership determined the Advance Auto Parts store was impaired.  As a result, in the third quarter of 2014, a charge to continuing operations for real estate impairment of $148,893 was recognized, which was the difference between the carrying value at September 30, 2014 of $1,279,893 and the estimated fair value of $1,131,000.  The charge was recorded against the cost of the land and building.

For the nine months ended September 30, 2014 and 2013, the Partnership recognized interest income of $1,037 and $1,324, respectively.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2014, the Partnership recognized income from discontinued operations of $26,370, representing rental income of $4,241 and gain on disposal of real estate of $36,249, which were partially offset by property management expenses of $14,120.  For the nine months ended September 30, 2013, the Partnership recognized income from discontinued operations of $39,341, representing rental income less property management expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2012, the Partnership decided to sell its 28% interest in the Champps Americana restaurant in Utica, Michigan and classified it as Real Estate Held for Sale.  In February 2013, Champps Operating Corporation (“Champps’), the tenant of the property, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant’s performance and the current conditions in the market.  In April 2013, after reviewing financial information for the restaurant and the tenant, and analyzing the local real estate market for the property, the Partnership and the property’s other co-owners entered into an agreement to reduce the annual rent for the property by 63% to $90,880.  The Partnership’s share of this rent was $25,446.  On December 15, 2013, Champps filed for Chapter 11 bankruptcy reorganization.  In February 2014, Champps closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the owners.  The owners listed the property for sale or lease with a real estate broker in the Utica area.  While the property was vacant, the Partnership was responsible for its 28% share of real estate taxes and other costs associated with maintaining the property.

Based on its long-lived asset valuation analysis, the Partnership determined the Champps property was impaired.  As a result, in the fourth quarter of 2013, a charge to discontinued operations for real estate impairment of $55,000 was recognized, which was the difference between the carrying value at December 31, 2013 of $467,000 and the estimated fair value of $412,000.  The charge was recorded against the cost of the land and building.  In June 2014, the Partnership and the other co-owners of the Champps property entered into an agreement to sell the property to an unrelated third party.  On August 25, 2014, the sale closed with the Partnership receiving net proceeds of $448,249, which resulted in a net gain of $36,249.

Previously, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties.  As a result, the Partnership's rental income and operating income will decrease in the future as the Partnership sells its remaining properties.

Management believes inflation has not significantly affected income from operations.

Liquidity and Capital Resources

In July 2014, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within the next year.  On August 27, 2014, the proposal was approved with a majority of Units voted in favor of the proposal.  On November 4, 2014, the Individual General Partner signed a resolution consenting to the liquidation of the Fund as required by the Partnership Agreement.  As a result, the Managing General Partner is proceeding with the planned liquidation of the Partnership.  At this time, the General Partner anticipates that it will sell its remaining properties and liquidate prior to December 31, 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the nine months ended September 30, 2014, the Partnership's cash balances increased $320,622 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.  During the nine months ended September 30, 2013, the Partnership's cash balances decreased $125,163 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $70,278 in 2013 to $9,490 in 2014 as a result of a decrease in total rental and interest income in 2014 and an increase in Partnership administration and property management expenses in 2014.

During the nine months ended September 30, 2014, the Partnership generated cash flow from the sale of real estate of $448,249.

The Partnership's primary use of cash flow is distribution payments to Partners.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

For the nine months ended September 30, 2014 and 2013, the Partnership declared distributions of $111,216 and $193,227, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $110,105 and $191,294 and the General Partners received distributions of $1,111 and $1,933 for the periods, respectively.  The loss of rent and increased expenses related to the Champps Americana restaurant caused the Partnership’s cash flow to decrease. As a result, effective January 1, 2014, the distribution rate per Unit was decreased and distributions declared were lower in 2014.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $108,631 and $140,190 in 2014 and 2013, respectively.  The Limited Partners received distributions of $107,545 and $138,788 and the General Partners received distributions of $1,086 and $1,402 for the periods, respectively.  The Limited Partners' distributions represented $5.33 and $6.88 per Unit for the periods, respectively.

The continuing rent payments from the properties, together with the Partnership's cash reserve and cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 12, 2014	AEI Net Lease Income & Growth Fund XIX
Limited Partnership
	By:	AEI Fund Management XIX, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)